Form 10-Q
period 1995-02-19
MAX & ERMAS RESTAURANTS INC
filed 1995-03-27
CIK 706471

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)


   For Quarter Ended    February 19, 1995     Commission file number  O-11514
                        -----------------                             -------

                        Max & Erma's Restaurants, Inc.
   -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                   No. 31-1041397
   -----------------------------------------------------------------------
      (State of other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)


       4849 Evanswood Dr., Columbus, Ohio                  43229
   -----------------------------------------------------------------------
      (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code  (614) 431-5800
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.


                                                         YES   X       NO
                                                             ----         ----

As of the close of the period covered by this report, the registrant had outstanding 3,714,041 common shares.

                          PART I FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS
                         MAX & ERMA'S RESTAURANTS, INC.
                           BALANCE SHEETS (UNAUDITED)

                                     ASSETS
                                     ------
                                          February 19,         October 30,
                                             1995                 1994
                                          ------------         -----------
Current Assets:

Cash                                      $   415,754          $   993,349
Receivables                                   376,068               83,065
Inventories                                   474,408              439,478
Supplies                                      111,369              109,442
Prepaid Expenses                              475,309              409,007
                                          -----------          -----------
  Total Current Assets                      1,852,908            2,034,341

Property - At Cost:                        42,703,762           39,743,141
Less Accumulated Depreciation
  and Amortization                         13,163,240           12,214,390
                                          -----------          -----------
  Property - Net                           29,540,522           27,528,751

Other Assets:
Goodwill - Net                                370,891              386,365
Other Assets - Net                          2,205,977            2,433,607
                                          -----------          -----------
  Total Other Assets                        2,576,868            2,819,972
                                          -----------          -----------
Total                                     $33,970,298          $32,383,064
                                          ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term
  Obligations                             $   605,465          $   484,661
Accounts Payable                            1,251,520            2,030,551
Accrued Liabilities                         2,282,864            2,340,682
                                          -----------          -----------
  Total Current Liabilities                 4,139,849            4,855,894
Long-Term Obligations -
  Less Current Maturities                  15,685,179           13,638,885
Minority Interests in
  Affiliated Partnerships                     184,002              176,737

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
Authorized 500,000 Shares
  none outstanding
Common Stock - $.10 Par Value;
Authorized 10,000,000 Shares,
Issued and Outstanding 3,714,041 Shares
  At February 19, 1995 and 3,768,189
  Shares at October 30, 1994                  371,399              376,819
Additional Capital                          8,303,317            8,657,770
Retained Earnings                           5,286,552            4,676,959
                                          -----------          -----------
  Total Stockholders' Equity               13,961,268           13,711,548
                                          -----------          -----------
Total                                     $33,970,298          $32,383,064
                                          ===========          ===========

See Notes to Financial Statements

                         MAX & ERMA'S RESTAURANTS, INC.
                        STATEMENTS OF INCOME (UNAUDITED)


                                             Sixteen Weeks Ended
                                             -------------------

                                      February 19,            February 20,
                                           1995                  1994
                                     --------------           ------------
REVENUES:
Net Sales                              $19,251,431             $16,521,309
Games and Other                             77,663                  79,250
                                       -----------             -----------
Total Revenues                          19,329,094              16,600,559

COSTS AND EXPENSES:
Cost of Goods Sold                       5,083,046               4,280,330
Payroll and Benefits                     5,782,971               5,035,459
Other Operating Expenses                 5,737,028               4,950,315
Administrative Expenses                  1,419,327               1,329,559
Interest Expense                           356,110                 188,150
Minority Interest In Income
  of Affiliated Partnerships                65,019                  54,729
                                       -----------             -----------
Total Costs and Expenses                18,443,501              15,838,542
                                       -----------             -----------
INCOME BEFORE TAXES                        885,593                 762,017
INCOME TAXES                               276,000                 245,000
                                       -----------             -----------
NET INCOME                             $   609,593             $   517,017
                                       -----------             -----------


NET INCOME PER COMMON SHARE            $       .14             $       .13
                                       ===========             ===========


WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING          4,277,589               4,100,547
                                       ===========             ===========


   See Notes To Financial Statements.

                         MAX & ERMA'S RESTAURANTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Sixteen Weeks Ended
                                               -------------------

                                         February 19,        February 20,
                                             1995                1994
                                         ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                               $   609,593         $   517,017
Depreciation and amortization              1,232,319           1,001,610
Minority interest in income of
  Affiliated Partnerships                     65,020              54,729
Changes in other assets and liabilities     (123,282)            619,321
                                         -----------         -----------
Net cash provided (used) by
  operating activities                     1,783,650           2,192,677
                                         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                        (3,218,471)         (3,503,649)
Construction cost reimbursement             (275,000)
Decrease (increase) in other assets          243,028            (222,694)
Proceeds from sale of assets                                       4,150
                                         -----------         -----------
Net cash used by investing activities     (3,250,443)         (3,722,193)
                                         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under
  long-term obligations                   (4,032,287)         (4,238,143)
Proceeds from long-term obligations        5,429,289           6,047,729
Repurchase of common stock                  (455,674)
Proceeds from sale of common stock             5,625             182,631
Distributions to minority interests
  in Affiliated Partnership                  (57,755)            (57,755)
                                         -----------         -----------
Net cash provided (used) by
  financing activities                       889,198           1,934,462
                                         -----------         -----------

NET INCREASE (DECREASE) IN
  CASH AND EQUIVALENTS                      (577,595)            404,946
CASH AND EQUIVALENTS
  BEGINNING OF THE PERIOD                    993,349             442,163
                                         -----------         -----------

CASH AND EQUIVALENTS AT
  END OF THE PERIOD                      $   415,754         $   847,109
                                         ===========         ===========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                               $   490,501         $   112,570
  Income taxes                           $   223,861         $   137,937

Noncash activities:
  Property additions financed by
    capital leases                       $   634,043             265,913
  Property additions
    financed by accounts payable         $   251,291         $   512,208

See Notes to Financial Statements.

                         MAX & ERMA'S RESTAURANTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  Presentation
    ------------
    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation have been included.

    The Company's year consists of one sixteen-week and three twelve-week quarters.


2.  Stock Dividend
    --------------
    Earnings per share and weighted average common and common equivalent shares outstanding have been adjusted for the effect of a 10% stock dividend payable April 21, 1995, to stockholders of record March 31, 1995.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------
REVENUE
- -------
     Net sales for the first quarter of 1995 rose $2,730,000 or 17% from the first quarter of 1994. The increase was a result of i) the opening of three restaurants during 1994, ii) the opening of three restaurants during the first quarter of 1995 and iii) a 1.4% increase in same-store sales from $13,379,000 to $13,573,000 at restaurants opened for at least eighteen months.

     Same-store sales have been positive for seven consecutive quarters and eleven of the last twelve quarters. Management believes the continuation of positive sales trends is a result of consistent operations, effective marketing, the introduction of several higher priced entrees and baked potatoes to the menu and price increases of approximately 1% annually.

COSTS AND EXPENSES
- ------------------
     Cost of goods sold, as a percentage of net sales, increased from 25.9% for the first quarter of 1994 to 26.4% for the first quarter of 1995. The increase was due to sharply higher produce prices during the first quarter of 1995 and the introduction of new entrees referred to above. Higher priced entrees typically sell at a lower mark-up but generate more gross margin dollars due to the higher selling price. By the end of the quarter, produce prices began to decline and certain spec changes were made which should reduce costs of goods sold, as a percentage of net sales, during the remaining quarters of 1995.

     Payroll and benefits, as a percentage of net sales, declined from 30.5% for the first quarter of 1994 to 30.0% for the first quarter of 1995. The decline was a result of reduced benefit costs due to the implementation of a self-funded health insurance plan and lower workers' compensation insurance costs. Higher payroll costs at the three restaurants opened during the quarter were offset by slightly lower payroll at the 26 restaurants in operation at the start of the quarter.

   Other operating expenses, as a percentage of net sales, decreased from 30.0% for the first quarter of 1994 to 29.8% for the first quarter of 1995. Generally, higher fixed costs and operational inefficiencies at the three restaurants opened during the quarter were offset by improvements at older restaurants, resulting in the slight overall decline.

ADMINISTRATIVE EXPENSES
- -----------------------
     Administrative expenses increased 7% from the first quarter of 1994 to the first quarter of 1995. Management expects only modest increases in administrative expenses during 1995, as it believes the personnel are generally in place to achieve the Company's growth plan for the current year. Administrative expenses, as a percentage of net sales, declined from 8.0% for the first quarter of 1994 to 7.4% for the first quarter of 1995 as sales gains exceeded the rate of increase in administrative expenses. With the addition of five restaurants during the remainder of 1995, management expects the decline, as a percentage of net sales, to continue.

INTEREST EXPENSE
- ----------------
     Interest expense increased 89% from the first quarter of 1994 to the first quarter of 1995. The increase reflects a 28% increase in the balance of long-term obligations since February 20, 1994 and an increase in average interest rates from 6.5% at February 20, 1994 to approximately 9.0% at February 19, 1995. Almost an identical amount of construction period interest was capitalized in both the first quarter of 1994 and 1995.


INCOME TAXES
- ------------
     The Company's effective tax rate declined from 32% for the first quarter of 1994 to 31% for the first quarter of 1995. The Company over-accrued for taxes in the first quarter of 1994, as it underestimated the amount of tax credits equal to FICA taxes paid on declared tips in excess of minimum wages first available to it January 1, 1994. Ultimately, the effective tax rate for all of 1994 was 29%. Management believes taxes are more accurately accrued at February 19, 1995 and does not expect the effective rate to change significantly during the remainder of 1995.

     The increase in the effective tax rate from fiscal 1994 to the first quarter of 1995 is the result of the expiration of the targeted jobs tax credit on December 31, 1994. However, tax credits are still available on qualified employees hired on or before that date. The Company expects to utilize all available credits during 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
     The Company's working capital ratio was .4 to 1 at both October 30, 1994 and February 19, 1995. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

     During the first quarter of 1995, the Company expended approximately $3,493,000 for property additions of which $275,000 will be reimbursed by a landlord, $4,032,000 to reduce long-term obligations and $456,000 to repurchase 57,500 shares of its common stock and distributed $58,000 to minority interests in the affiliated partnerships. Funds for such expenditures were provided primarily by $5,429,000 from proceeds of long-term obligations, $1,784,000 from operations, $243,000 from a decrease in other assets and $578,000 from cash on hand. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

     At February 19, 1995 the Company was committed to the opening of five additional restaurants during 1995 and eight restaurants during 1996. In addition to two restaurants in Chicago, Illinois which were under construction at February 19, 1995, the Company has entered into five contracts for either the purchase or lease of ground in Columbus, Cleveland and Dayton, Ohio; Pittsburgh, Pennsylvania; and Chicago, Illinois.

     Funding for new restaurants will be provided primarily by cash flow from operations, equipment leasing and, to the extent necessary, the Company's revolving credit line. At February 19, 1995, the Company had approximately $10.5 million available under its $12.0 million revolving credit line and approximately $850,000 under an equipment lease commitment.


                                    PART II

Item 5 - OTHER EVENTS
         ------------
     On March 16, 1995, the Board of Directors elected Michael D. Murphy as a Class II director of the Company to serve for a remaining term of two years until the Company's 1997 annual meeting of stockholders.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
     (a)  Exhibits

     The exhibits listed in the accompanying index to exhibits on page 10 are filed as part of this report.

     (b)  Reports on Form 8-K

     A Form 8-K was filed by the Company on December 16, 1994 - Item 5 - Other Events

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MAX & ERMA'S RESTAURANTS, INC.
                                  ------------------------------
                                           Registrant


                                        Todd B. Barnum
                                  ------------------------------
                                        Todd B. Barnum
                                        Chairman of the Board
                                       (Chief Executive Officer)



                                        William C. Niegsch, Jr.
                                  ------------------------------
                                        William C. Niegsch, Jr.
                                        Executive Vice President &
                                        Chief Financial Officer


   March 17, 1995
- --------------------
       Date

                         MAX & ERMA'S RESTAURANTS INC.

                                 EXHIBIT INDEX



Exhibit No.          Exhibit
- -----------          -------
Page No.
- --------
    2                Not applicable

    4 (a)            Form of Common Stock Certificate
                     (incorporated by reference to
                     Registration Statement on
                     Form S-1, No. 2-85585)

    4 (b)            Form of Common Stock Purchase
                     Warrant (incorporated by
                     reference to Registration
                     Statement on Form S-1,
                     No. 2-85585)

   10                Not applicable

   11                Not applicable

   15                Not applicable

   18                Not applicable

   19                Not applicable

   22                Not applicable

   23                Not applicable

   24                Not applicable

   27                Financial Data Schedule