Form 10-Q
period 1995-05-14
MAX & ERMAS RESTAURANTS INC
filed 1995-06-09
CIK 706471

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)


For Quarter Ended    May 14, 1995         Commission file number  O-11514
                 ----------------------                         -------------

                        Max & Erma's Restaurants, Inc.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     Delaware                                   No. 31-1041397
- -------------------------------------------------------------------------------
(State of other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)


            4849 Evanswood Dr., Columbus, Ohio              43229
- -------------------------------------------------------------------------------
        (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code  (614) 431-5800



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.


                                        YES   X       NO
                                           ----------   ----------

As of the close of the period covered by this report, the registrant had outstanding 4,085,879 common shares.

                          PART I FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS
                         MAX & ERMA'S RESTAURANTS, INC.
                           BALANCE SHEETS (UNAUDITED)

                       ASSETS
                       ------
                                             May 14,            October 30,
Current Assets:                               1995                 1994
                                          -----------          ------------
Cash                                      $   759,809          $   993,349
Receivables                                   314,102               83,065
Inventories                                   480,560              439,478
Supplies                                      133,658              109,442
Prepaid Expenses                              466,156              409,007
                                          -----------          -----------
  Total Current Assets                      2,154,285            2,034,341

Property - At Cost:                        45,423,825           39,743,141
Less Accumulated Depreciation
  and Amortization                         13,773,012           12,214,390
                                          -----------          -----------
  Property - Net                           31,650,813           27,528,751

Other Assets:
Goodwill - Net                                359,287              386,365
Other Assets - Net                          2,734,279            2,433,607
                                          -----------          -----------
  Total Other Assets                        3,093,566            2,819,972
                                          -----------          -----------
Total                                     $36,898,664          $32,383,064
                                          ===========          ===========


                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------
Current Liabilities:
Current Maturities of Long-Term
  Obligations                             $   616,437          $   484,661
Accounts Payable - Trade                    1,966,290            2,030,551
Accrued Liabilities                         2,445,816            2,340,682
                                          -----------          -----------
  Total Current Liabilities                 5,028,543            4,855,894
Long-Term Obligations -
  Less Current Maturities                  17,252,601           13,638,885
Minority Interests in
  Affiliated Partnerships                     169,325              176,737

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
Authorized 500,000 Shares
  none outstanding
Common Stock - $.10 Par Value;
Authorized 10,000,000 Shares,
Issued and Outstanding 4,085,879 Shares
  At May 14, 1995 and 3,768,189
  Shares at October 30, 1994                  408,582              376,819
Additional Capital                         11,184,984            8,657,770
Retained Earnings                           2,854,629            4,676,959
                                          -----------          -----------
  Total Stockholders' Equity               14,448,195           13,711,548
                                          -----------          -----------
Total                                     $36,898,664          $32,383,064
                                          ===========          ===========


See Notes to Financial Statements

                         MAX & ERMA'S RESTAURANTS, INC.
                        STATEMENTS OF INCOME (UNAUDITED)

                             Twelve Weeks Ended      Twenty-eight Weeks Ended
                          ------------------------  -------------------------
                             May 14,     May 15,       May 14,      May 15,
                              1995        1994          1995         1994
                          -----------  -----------  -----------   -----------
REVENUES:
Net Sales                 $14,295,272  $13,217,425  $33,546,703   $29,738,734
Games and Other                36,467       58,564      114,130       137,814
                          -----------  -----------  -----------   -----------
Total Revenues            $14,331,739  $13,275,989  $33,660,833   $29,876,548
COSTS AND EXPENSES:
Cost of Goods Sold          3,729,348    3,430,616    8,812,394     7,710,946
Payroll and Benefits        4,270,260    4,033,082   10,053,231     9,068,541
Other Operating Expenses    4,191,000    3,967,218    9,928,028     8,917,533
Administrative Expenses     1,106,408    1,014,318    2,525,735     2,343,877
Interest Expense              271,196      225,923      627,306       414,073
Minority Interest In
 Income of Affiliated
 Partnerships                  43,077       11,427      108,096        66,156
                          -----------  -----------  -----------   -----------
Total Costs and Expenses   13,611,289   12,682,584   32,054,790    28,521,126
                          -----------  -----------  -----------   -----------


INCOME BEFORE TAXES           720,450      593,405    1,606,043     1,355,422
INCOME TAXES                  228,000      165,000      504,000       410,000
                          -----------   ----------  -----------   -----------

NET INCOME                $   492,450   $  428,405  $ 1,102,043   $   945,422
                          ===========   ==========  ===========   ===========


NET INCOME PER
 COMMON SHARE             $       .12   $      .10  $       .26   $       .23
                          ===========   ==========  ===========   ===========



WEIGHTED AVERAGE COMMON
 AND COMMON EQUIVALENT
 SHARES OUTSTANDING         4,252,153    4,230,138    4,266,687     4,156,086
                            =========    =========    =========     =========





   See Notes To Financial Statements.

                         MAX & ERMA'S RESTAURANTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Twenty-Eight Weeks Ended
                                                ------------------------

                                                 May 14,            May 15,
                                                  1995               1994
                                               ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $1,102,043        $  945,422
Depreciation and Amortization                    2,150,541         1,851,700
Minority interest in income of
  affiliated partnerships                         108,096             66,156
Changes in other assets and liabilities          (166,679)           840,166
                                               ----------         ----------
Net cash provided by
  operating activities                          3,194,001          3,703,444
                                               ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property Additions                             (5,729,939)        (4,995,656)
Construction cost reimbursement                   275,000            200,000
Increase in other assets                         (278,044)           (15,493)
Proceeds from sale of assets                        3,424              4,150
                                               ----------         ----------
Net cash used by investing activities          (5,729,559)        (4,806,999)
                                               ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under
  long-term obligations                        (7,960,740)        (8,464,802)
Proceeds from long-term obligations            10,845,899          9,970,272
Proceeds from sale of common stock                 14,644            233,507
Cash paid for Purchase of Common Stock           (480,049)
Distributions to minority interests
  in Affiliated Partnership                      (115,508)           (77,006)
Cash paid in lieu of fractional shares
  upon stock dividend                              (2,228)
                                               ----------         ----------
Net cash provided by
  financing activities                          2,302,018          1,661,971
                                               ----------         ----------

NET INCREASE (DECREASE) IN
  CASH AND EQUIVALENTS                           (233,540)           558,416
CASH AND EQUIVALENTS
  BEGINNING OF THE PERIOD                         993,349            442,163
                                               ----------         ----------

CASH AND EQUIVALENTS AT
  END OF THE PERIOD                            $  759,809         $1,000,579
                                               ==========         ==========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                     $  539,105         $  164,999
  Income taxes                                 $  439,843         $  437,902

Noncash activities:
  Property additions financed by
    capital leases                             $  634,043         $  538,037
  Property additions
    financed by accounts payable               $  930,497         $  189,388
  Property additions
    financed by the issuance of common stock                      $1,189,000
  Gain recorded for stock exercised and sold
    within one year                            $   72,640
  Stock issued as a dividend                   $2,992,145

See Notes to Financial Statements.

                         MAX & ERMA'S RESTAURANTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  Presentation
    ------------

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of the management, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation have been included.

    The Company's year consists of one sixteen-week and three twelve-week quarters.

2.  Stock Dividend
    --------------

    Earnings per share and weighted average common equivalent shares outstanding have been adjusted for the effect of a 10% stock dividend payable April 21, 1995, to stockholders of record March 31, 1995.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

REVENUE
- -------
     Net sales for the second quarter of 1995 rose $1,078,000 or 8% from the second quarter of 1994. The increase was a result of i) the opening of one restaurant during the second quarter of 1994, ii) the opening of three restaurants during the first quarter of 1995, and iii) an approximately 1.5% menu price increase from last year to this year.

     Year-to-date net sales increased $3,808,000 or 13% from 1994 to 1995. The increase was a result of i) the openings referred to above, ii) the opening of two restaurants during the first quarter of 1994, and iii) an .8% increase in same-store sales at restaurants opened for at least eighteen months from $23,559,000 to $23,750,000.

     During the second quarter of 1995, same-store sales were flat. This, along with the modest year-to-date increase of .8%, is primarily a result of the current level of competition in the casual dining segment of the restaurant industry. This high level of competition is further evidenced by the pattern of sales at newer restaurants. Newer restaurants, not included in same-store sales comparisons, currently generate average weekly sales approximately 10% above the average of older restaurants. However, this represents a reduction of approximately 20% from peak "honeymoon" sales volumes. The decline is due in part to an expected drop off in sales subsequent to opening; but also, in most cases, to a significant number of additional restaurants opened in the immediate area around the various restaurants. The five restaurants open during the second quarter of both years, but not yet included in same-store sales, had an average of four new competitors open within the last twelve months in the immediate area around each restaurant. In light of the intense competition, management is pleased with the above average sales still being generated at new restaurants.


COSTS AND EXPENSES
- ------------------

     Cost of goods sold, as a percentage of net sales, rose slightly from 26.0% for the second quarter of 1994 to 26.1% for the second quarter of 1995. Higher produce prices during the second quarter of 1995, due to flooding in California, increased cost of sales by approximately $100,000 or .7%, as a percentage of net sales. Year-to-date cost of goods sold, as a percentage of net sales, increased from 25.9% for 1994 to 26.2% for 1995. This increase was due to higher produce prices during the first half of 1995 and a decrease in chicken prices in 1994. Early in the third quarter of 1995 produce prices began to decline.

     Payroll and benefits, as a percentage of net sales, declined from 30.5% for the second quarter of 1994 to 29.9% for the second quarter of 1995. Year-to-date payroll and benefits, as a percentage of net sales, declined from 30.5% for 1994 to 30.0% for 1995. The decreases were primarily a result of reduced benefit costs due to implementation of a self-funded health insurance plan and lower workers' compensation insurance costs and increased efficiency at newer restaurants.

     Other operating expenses, as a percentage of net sales, decreased from 30.0% for the second quarter of 1994 to 29.3% for the second quarter of 1995. Year-to-date other operating expenses, as a percentage of net sales, decreased from 30.0% for 1994 to 29.6% for 1995. These declines were a result of higher amortization of pre-opening expenses in 1994 and the shift of certain advertising expenditures from the second quarter to the third quarter of 1995.


ADMINISTRATIVE EXPENSES
- -----------------------

     Administrative expenses increased 9% and 8%, respectively, from the second quarter of 1994 to the second quarter of 1995 and for the year-to-date periods of 1994 to 1995. Management expects growth in administrative expenses to remain modest through the balance of 1995, as it believes the personnel are generally in place to achieve the Company's growth plan for the current year. Administrative expenses, as a percentage of net sales, remained constant at 7.7% for the second quarter of 1995 and 1994 and declined from 7.9% to 7.5% for the year-to-date periods. With the planned addition of ten restaurants over the next four quarters, management expects a further decline in administrative expenses, as a percentage of net sales.

INTEREST EXPENSE
- ----------------

     Interest expenses increased 20% and 51%, respectively, from the second quarter of 1994 to the second quarter of 1995 and for the year-to-date periods of 1994 to 1995. The increase reflects an increase in the balance of long-term obligations from the 1994 periods to the 1995 periods and an increase in average interest rates from 7.7% at May 15, 1994 to 9.2% at May 14, 1995. The Company capitalized approximately $99,000 of construction period interest through the first 28 weeks of 1995 as compared to $51,000 capitalized during the comparable 1994 period.


INCOME TAXES
- ------------

     The Company's effective tax rate for the comparable 28 week periods increased from 30% in 1994 to 31% in 1995. The Company over-accrued for taxes during the first half of 1994, as it underestimated the amount of tax credits equal to FICA taxes paid on declared tips in excess of minimum wages first available to it January 1, 1994. Ultimately, the effective tax rate for all of 1994 was 29%. Management believes taxes are more accurately accrued at May 14, 1995 and does not expect the effective rate to change significantly during the remainder of 1995.

     The increase in the effective tax rate from 1994 to 1995 is the result of the expiration of the targeted jobs tax credit on December 31, 1994. However, tax credits are still available on qualified employees hired on or before that date. The Company expects to utilize all available credits during 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company's working capital ratio remained constant at .4 to 1 at May 14, 1995 and October 30, 1994. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

     Through the second quarter of 1995, the Company expended approximately $5,730,000 for property additions of which $275,000 was reimbursed by a landlord, $7,961,000 to reduce long-term obligations, $480,000 to repurchase 66,550 shares of its common stock and $278,000 to increase other assets and distributed $116,000 to minority interests in the affiliated partnerships. Funds for such expenditures were provided primarily by $10,846,000 from proceeds of long-term obligations, $3,194,000 from operations, and $234,000 from cash on hand. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

     At May 14, 1995, the Company was committed to the opening of four additional restaurants during 1995, one of which opened May 29, 1995 in Woodridge, Illinois, a suburb of Chicago. At May 14, 1995, five restaurants were under construction. Including Woodridge, Illinois, four of the five are scheduled to open through the end of 1995. A total of eight restaurants are planned for 1996. In addition to one currently under construction, five are under contract with construction expected to commence during the second half of 1995. The Company is in the final stages of negotiations for the two remaining 1996 locations.

     Funding for new restaurants will be provided primarily by cash flow from operations, equipment leasing and, to the extent necessary, the Company's revolving credit line. At May 14, 1995, the Company had approximately $8.8 million available under its $12.0 million revolving credit line and approximately $600,000 under an equipment lease commitment.


                          PART II OTHER INFORMATION


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

     The Company held its Annual Meeting of Stockholders on March 17, 1995 for the purpose of electing two Class III directors for three-year terms expiring in 1998 and ratifying Deloitte & Touche LLP as the Company's independent auditors for the 1995 fiscal year.

     Each nominee to the Company's Board of Directors was elected by the following vote:



                                                VOTES FOR     VOTES WITHHELD
                                                ---------     --------------

     William E. Arthur                          2,914,084         6,874

     Todd B. Barnum                             2,914,624         6,334


     Additionally, Deloitte & Touche LLP was ratified as the Company's independent auditors for the 1995 fiscal year by a vote of 2,892,964 shares for, 16,184 shares against, and 11,810 shares abstained.


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a)  Exhibits

     The exhibits listed in the accompanying index to exhibits on page 10 are filed as part of this report.

     (b)  Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        MAX & ERMA'S RESTAURANTS, INC.
                      ----------------------------------
                                   Registrant


                           Todd B. Barnum
                      ----------------------------------
                           Todd B. Barnum
                           Chairman of the Board
                          (Chief Executive Officer)



                           William C. Niegsch, Jr.
                      ----------------------------------
                           William C. Niegsch, Jr.
                           Executive Vice President &
                           Chief Financial Officer



    June 8, 1995
- ---------------------

                        MAX & ERMA'S RESTAURANTS INC.

                                EXHIBIT INDEX



Exhibit No.          Exhibit                                      Page No.
- -----------          -------                                      --------
    2                Not applicable

    3                Not applicable

    4                Not applicable

   10                Not applicable

   11                Not applicable

   15                Not applicable

   18                Not applicable

   19                Not applicable

   22                Not applicable

   23                Not applicable

   24                Not applicable

   27                Financial Data Schedule