Form 10-Q
period 1995-08-06
MAX & ERMAS RESTAURANTS INC
filed 1995-08-31
CIK 706471

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)


For Quarter Ended    August 6, 1995     Commission file number  O-11514
                     -----------------                          --------

                        Max & Erma's Restaurants, Inc.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


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


                                        YES   X       NO
                                           --------      -------


As of the close of the period covered by this report, the registrant had outstanding 4,096,746 common shares.

                          PART I FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS
                         MAX & ERMA'S RESTAURANTS, INC.

                           BALANCE SHEETS (UNAUDITED)

                                 ASSETS
                                 ------
                                           August 6,           October 30,
Current Assets:                              1995                  1994
                                          -----------          ----------
Cash                                      $   640,145          $   993,349
Receivables                                   239,538               83,065
Inventories                                   483,029              439,478
Supplies                                      141,124              109,442
Prepaid Expenses                              416,643              409,007
                                          -----------          -----------
  Total Current Assets                      1,920,479            2,034,341

Property - At Cost                         50,820,372           39,743,141
Less Accumulated Depreciation
  and Amortization                         14,336,879           12,214,390
                                          -----------          -----------
  Property - Net                           36,483,493           27,528,751

Other Assets:
Goodwill - Net                                347,682              386,365
Other Assets - Net                          2,794,588            2,433,607
                                          -----------          -----------
  Total Other Assets                        3,142,270            2,819,972
                                          -----------          -----------
Total                                     $41,546,242          $32,383,064
                                          ===========          ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term
  Obligations                             $   711,914          $   484,661
Accounts Payable                            2,213,324            2,030,551
Accrued Liabilities                         2,440,998            2,340,682
                                          -----------          -----------
  Total Current Liabilities                 5,366,236            4,855,894
Long-Term Obligations -
  Less Current Maturities                  20,986,251           13,638,885
Minority Interests in
  Affiliated Partnerships                     148,514              176,737

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
Authorized 500,000 Shares
  none outstanding
Common Stock - $.10 Par Value;
Authorized 10,000,000 Shares,
Issued and Outstanding 4,096,746 Shares
  At August 6, 1995 and 3,768,189
  Shares at October 30, 1994                  409,669              376,819
Additional Capital                         11,238,899            8,657,770
Retained Earnings                           3,396,673            4,676,959
                                          -----------          -----------
  Total Stockholders' Equity               15,045,241           13,711,548
                                          -----------          -----------
Total                                     $41,546,242          $32,383,064
                                          ===========          ===========


See Notes to Financial Statements

                         MAX & ERMA'S RESTAURANTS, INC.
                        STATEMENTS OF INCOME (UNAUDITED)



                             Twelve Weeks Ended           Forty Weeks Ended
                             ------------------           -----------------
                         August 6,   August 7,           August 6,  August 7,
                           1995        1994                1995        1994
                          -------    ----------        -----------  ----------
REVENUES:
Net Sales                $15,130,904 $13,337,057   $48,677,607   $43,075,791
Games and Other               49,886      71,782       164,016       209,596
                         -----------  ----------   -----------   -----------
Total Revenues            15,180,790  13,408,839    48,841,623    43,285,387
COSTS AND EXPENSES:
Cost of Goods Sold         3,864,388   3,446,576    12,676,782    11,157,522
Payroll and Benefits       4,601,477   4,117,178    14,654,709    13,185,718
Other Operating Expenses   4,549,696   3,925,312    14,477,724    12,842,837
Administrative Expenses    1,082,730     960,787     3,608,464     3,304,671
Interest Expense             287,763     206,298       915,069       620,371
Minority Interest In
 Income of Affiliated
 Partnerships                 17,692       1,535       125,788        67,691
                          ----------  ----------   -----------   -----------
Total Costs and Expenses  14,403,746  12,657,686    46,458,536    41,178,810
                          ----------  ----------   -----------   -----------


INCOME BEFORE TAXES          777,044     751,153     2,383,087     2,106,577
INCOME TAXES                 235,000     206,000       739,000       616,000
                          ----------  ----------   -----------   -----------

NET INCOME                $  542,044  $  545,153   $ 1,644,087   $ 1,490,577
                          ==========  ==========   ===========   ===========




NET INCOME PER
 COMMON SHARE             $      .13  $      .13   $       .39   $       .35
                          ==========  ==========   ===========   ===========

WEIGHTED AVERAGE COMMON
 AND COMMON EQUIVALENT
 SHARES OUTSTANDING        4,265,279    4,332,336     4,266,265    4,208,961
                          ==========  ===========  ============  ===========


   See Notes To Financial Statements.

                         MAX & ERMA'S RESTAURANTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Forty Weeks Ended
                                                -----------------

                                           August 6,           August 7,
                                             1995                1994
                                         -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                               $ 1,644,087         $ 1,490,577
Depreciation and Amortization              3,125,128           2,728,199
Minority interest in income of
  affiliated partnerships                    125,789              67,691
Changes in other assets and liabilities     (393,728)            430,707
                                         ------------       ------------
Net cash provided by
  operating activities                     4,501,276           4,717,174
                                         -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property Additions                       (10,534,311)        (5,777,813)
Construction cost reimbursement              275,000            200,000
Increase in other assets                    (175,384)           (65,881)
Proceeds from sale of assets                   4,424              5,650
                                         -----------        -----------
Net cash used by investing activities    (10,430,271)        (5,638,044)
                                         -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under
  long-term obligations                  (12,179,406)       (12,568,486)
Proceeds from long-term obligations       18,337,565         13,670,362
Proceeds from sale of common stock            53,921            316,107
Cash paid for purchase of common stock      (480,049)
Distributions to minority interests
  in Affiliated Partnership                 (154,012)          (115,509)
Cash paid in lieu of fractional
  shares upon stock split                     (2,228)
                                         -----------        -----------
Net cash provided by
  financing activities                     5,575,791          1,302,474
                                         -----------        ------------

NET INCREASE (DECREASE) IN
  CASH AND EQUIVALENTS                     (353,204)            381,604
CASH AND EQUIVALENTS
  BEGINNING OF THE PERIOD                    993,349            442,163
                                         -----------        -----------

CASH AND EQUIVALENTS AT
  END OF THE PERIOD                      $   640,145        $   823,767
                                         ===========        ===========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                               $   794,638        $   554,379
  Income taxes                           $   812,700        $   727,570

Noncash activities:
  Property additions financed by
    capital leases                       $ 1,107,256        $   538,037
  Property additions
    financed by accounts payable         $ 1,313,981        $   224,198
  Property additions financed by
    the issuance of common stock                            $ 1,189,000
  Tax benefit of stock options exercised
    and sold within one year             $    72,640
  Stock issued as a dividend             $ 2,922,145

See Notes to Financial Statements.

                         MAX & ERMA'S RESTAURANTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  Presentation
    ------------

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of the management, all adjustments consisting of only normal recurring accruals, considered necessary for a fair presentation have been included.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

REVENUE
- -------

         Net sales for the third quarter of 1995 rose $1,794,000 or 13.5% from the third quarter of 1994. The increase was a result of the opening of four restaurants through the first three quarters of 1995 and an approximately 1.5% menu price increase from last year to this year. The Company operated 30 restaurants at August 6, 1995 as compared to 26 at August 7, 1994.

     Year-to-date net sales increased $5,602,000 or 13.0% from 1994 to 1995. The increase was a result of the openings and price increases referred to above, plus the opening of three restaurants during 1994.

     During the third quarter and year-to-date periods of 1995, same-store sales were up approximately 1.0% over the corresponding periods of 1994. The increase was a result of the 1.5% price increase referred to above, which was partially offset by a sharp drop in net sales at the Company's Cleveland "Flats" location. During the quarter and for the year-to-date, this location experienced sales declines of 27% and 17%,respectively, due to road and sewer work which substantially closed access to the entire Flats area. Exclusive of this location, same store sales rose 2.5% from the third quarter of 1994 to the third quarter of 1995 and 1.7% for the year-to-date periods of 1994 to 1995.

     Management is very optimistic about the outlook for the Cleveland "Flats" location for various reasons. Completion of the road and sewer work is expected to occur during the fourth quarter of 1995 and will coincide with the opening of the Rock and Roll Hall of Fame nearby. A downtown Cleveland rail system, which stops in front of the Company's Flats restaurant, is under construction and should increase customer traffic into the Flats area. And finally, during the first quarter of 1995, prior to commencement of the construction, sales were up 8% over the first quarter of 1994, which is an indication of the growing vitality of the downtown Cleveland market.

COSTS AND EXPENSES
- ------------------

     Cost of goods sold, as a percentage of net sales, declined from 25.8% for the third quarter of 1994 to 25.5% for the third quarter of 1995. Year-to-date cost of goods sold, as a percentage of net sales, rose slightly from 25.9% in 1994 to 26.0% in 1995. The slight year-to-date increase was a result of a sharp increase in produce prices to record levels during the second quarter of 1995. Cost of sales declined during the third quarter of 1995, as produce prices declined steadily during the quarter to below normal levels.

     Payroll and benefits, as a percentage of net sales, decreased from 30.9% for the third quarter of 1994 to 30.4% for the third quarter of 1995. Year-to-date payroll and benefits, as a percentage of net sales, experienced a similar decrease from 30.6% for 1994 to 30.1% for 1995. The decreases were primarily a result of reduced benefit costs due to implementation of a self-funded health insurance plan and lower workers' compensation insurance costs.

     Other operating expenses, as a percentage of net sales, increased from 29.4% for the third quarter of 1994 to 30.1% for the third quarter of 1995.

The increase was the result of the decline in net sales at the Cleveland "Flats" restaurant and the opening of one restaurant during the third quarter of 1995. Both these factors had the effect of increasing fixed costs as a percentage of net sales. Year-to-date, other operating expenses, as a percentage of net sales, declined slightly from 29.8% in 1994 to 29.7% in 1995.


ADMINISTRATIVE EXPENSES
- -----------------------

     Administrative expenses increased 13% and 9%, respectively, from the third quarter of 1994 to the third quarter of 1995 and for the year-to-date periods of 1994 to 1995. Management expects growth in administrative expenses to remain modest through the balance of 1995 and into 1996, as it believes the personnel are generally in place to achieve the Company's growth plan. Administrative expenses, as a percentage of net sales, remained constant at 7.2% for the third quarter of 1995 and 1994 and declined from 7.7% to 7.4% for the year-to-date periods. With the planned addition of nine restaurants over the next three quarters, management expects a further decline in administrative expenses, as a percentage of net sales.

INTEREST EXPENSE
- ----------------

        Interest expense increased 40% and 48%, respectively, from the third quarter of 1994 to the third quarter of 1995 and for the year-to-date periods of 1994 to 1995. The increase reflects an increase in the balance of long-term obligations from the 1994 periods to the 1995 periods and an increase in average interest rates from 8.0% at August 7, 1994, to 9.1% at August 6, 1995. The Company capitalized approximately $184,000 of construction period interest through the first 40 weeks of 1995 as compared to $52,000 capitalized during the comparable 1994 period.

INCOME TAXES
- ------------

     The Company's effective income tax rate for the comparable 40 week periods increased from 29% in 1994 to 31% in 1995. The increase in the effective tax rate from 1994 to 1995 is the result of the expiration of the targeted jobs tax credit on December 31, 1994. However, tax credits are still available on qualified employees hired on or before that date. The Company expects to utilize all available credits during 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company's working capital ratio remained constant at .4 to 1 at August 6, 1995 and October 30, 1994. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

     Through the third quarter of 1995, the Company expended approximately $10,534,000 for property additions of which $275,000 was reimbursed by a landlord, $12,179,000 to reduce long-term obligations, $480,000 to repurchase 66,550 shares of its common stock and $175,000 to increase other assets and distributed $154,000 to minority interests in the affiliated partnerships. Funds for such expenditures were provided primarily by $18,338,000 from proceeds of long-term obligations, $4,501,000 from operations, and $353,000 from cash on hand. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

     At August 6, 1995, the Company was committed to the opening of three additional restaurants during 1995, one of which opened August 14, 1995 in Hoffman Estates, Illinois, a suburb of Chicago. At August 6, 1995, five restaurants were under construction. Including Hoffman Estates, Illinois, three of the five are scheduled to open through the end of 1995. A total of eight restaurants are planned for 1996. In addition to two currently under construction, four are under contract with construction expected to commence during the fourth quarter of 1995. The Company is negotiating for the two remaining 1996 locations.

     Funding for new restaurants will be provided primarily by cash flow from operations, equipment leasing and, to the extent necessary, the Company's revolving credit line. At August 6, 1995, the Company had approximately $5.4 million available under its $12.0 million revolving credit line and approximately $3,500,000 under equipment lease commitments.


                          PART II - OTHER INFORMATION


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
- ------   --------------------------------

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




                                      MAX & ERMA'S RESTAURANTS, INC.
                                 --------------------------------------------
                                                 Registrant


                                        Todd B. Barnum
                                 --------------------------------------------
                                        Todd B. Barnum
                                        Chairman of the Board
                                       (Chief Executive Officer)



                                        William C. Niegsch, Jr.
                                 --------------------------------------------
                                        William C. Niegsch, Jr.
                                        Executive Vice President &
                                        Chief Financial Officer


   August 31, 1995
- ---------------------
         Date

                         MAX & ERMA'S RESTAURANTS INC.

                                 EXHIBIT INDEX



Exhibit No.          Exhibit                                      Page No.
- -----------          -------                                      --------
    2                Not applicable

    4 (a)            Form of Common Stock Certificate
                     (incorporated by reference to
                     Registration Statement on
                     Form S-1, No. 2-85585)

    4 (b)            Form of Common Stock Purchase
                     Warrant (incorporated by
                     reference to Registration
                     Statement on Form S-1,
                     No. 2-85585)

   11                Not applicable

   15                Not applicable

   18                Not applicable

   19                Not applicable

   20                Not applicable

   23                Not applicable

   24                Not applicable

   25                Not applicable

   27                Financial Data Schedule

   28                Not applicable