Form 10-K
period 1995-10-29
MAX & ERMAS RESTAURANTS INC
filed 1996-01-16
CIK 706471

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON D.C. 20549

                                  FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                  For the fiscal year ended October 29, 1995
                       Commission File Number:  0-11514

                        Max & Erma's Restaurants, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                Delaware                    No. 31-1041397
        -------------------------------     --------------
        (State of other jurisdiction of    (I.R.S. Employer
        incorporation or organization)      Identification No.)


        4849 Evanswood Drive, Columbus, Ohio          43229
        ---------------------------------------      ---------
        (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code (614) 431-5800
                                                  ---------------

     Securities registered pursuant to Section 12(b) of the Act:

                             None

     Securities registered pursuant to Section 12(g) of the Act:


                        Common Shares, $.10 Par Value
                        -----------------------------
                               (title of class)

               8% Convertible Subordinated Debentures Due 2004
               -----------------------------------------------
                               (title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least
the past 90 days. YES   X    NO
                     --------  -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value has been computed by reference to the closing bid price of such stock, as of December 31, 1995.


          Total shares outstanding               4,120,109

          Number of shares owned beneficially    1,768,554
           and/or of record by directors
           and officers (1)

          Number of shares held by persons       2,641,268
           other than directors or
           officers

          Closing bid price                          $5.88

          Market value of shares held by       $15,530,656
           persons other than directors
           or officers


(1) For purposes of this computation all officers and directors are included, although not all are necessarily "affiliates." Includes options to purchase 289,713 shares of common stock, all of which are presently exercisable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                           4,120,109 Common Shares
                 were outstanding at December 31, 1995

                 DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the Fiscal Year Ended October 29, 1995 (in pertinent part, as indicated)...Parts II and IV.

2.  Proxy Statement for 1996 Annual Meeting of Shareholders (in pertinent part, as indicated)....Part III.

                                    PART I

Item 1. BUSINESS
----------------

        Max & Erma's Restaurants, Inc. (the "Company"), directly and through affiliated partnerships, owns and operates a chain of thirty-five Max & Erma's restaurants at December 31, 1995. The Company is a Delaware corporation organized in 1982, as the successor to a restaurant business founded in 1971 by Barry Zacks, former Chairman and Chief Executive Officer of the Company. The Company has registered the phrase "Max & Erma's - Neighborhood Gathering Place" and its associated logo as a service mark with the United States Patent and Trademark Office.

        The Company's executive offices are located at 4849 Evanswood Drive, Columbus, Ohio 43229, and its telephone number is (614) 431-5800.

Description of Business
-----------------------

        Max & Erma's restaurants provide generous servings of consistently high quality food at moderate prices in the casual setting of a neighborhood gathering place. The menu includes Max & Erma's signature gourmet hamburgers, specialty sandwiches, salads, appetizers, pasta dishes, chicken, seafood, steaks, other entrees prepared in a variety of cuisines, desserts and a full complement of alcoholic and non-alcoholic beverages. Management believes that the decor and theme of Max & Erma's restaurants allow the introduction of a broad range of menu items, thus permitting rapid adjustment to changing customer preferences.

        Max & Erma's restaurants are open for both lunch and dinner seven days a week. Hours of operation are generally 11:00 a.m. to midnight. During fiscal 1995, the average check was approximately $7.62 at lunch and $9.27 at dinner, and the lunch and dinner meal periods accounted for approximately 36.4% and 63.6% of net sales, respectively. Alcoholic beverages constituted approximately 13.6% of net sales in fiscal 1995.

        The Company's strategy is to compete in the casual dining segment of the restaurant industry by offering a variety of high quality food in a casual, comfortable and fun atmosphere and with a uniquely personable service style. The philosophy of the Company is to focus on the details of the customer experience that instill customer loyalty and promote repeat business.

        Management believes that Max & Erma's reputation is built every day with every customer served and that a key to customer loyalty is the server. Waiters and waitresses are trained based on the "Fifty-two Moments of Truth," a program based on the Company's consumer research which measures the events that impact the customer's dining experience. Food is delivered to the table by the server instead of a food runner, and servers are required to recheck the table two minutes after delivering the meal. Moreover, the wait staff is empowered to address customer problems without the assistance of restaurant management.

        Max & Erma's restaurants have always been known for gourmet hamburgers and specialty sandwiches; however, one part of the Company's focus on the customer is an evolving menu that changes to meet consumer tastes. The Company believes its menu should be fun as well as innovative and reviews, and revises as necessary, the menu twice each year, and in addition offers an annual summer menu. In fiscal 1992, nightly dinner specials, such as fajitas, southwestern style steak and jumbo fried shrimp, were introduced to increase weekday dinner volume and to provide variety for frequent customers. Weekday lunch specials were added in fiscal 1993, and separate lunch and dinner menus were introduced during 1994. "Five Great Ways to be Good," a selection of healthy, low fat menu items, was introduced at the start of 1995. By periodically modifying its menu through the introduction of a broad range of appealing new menu items, the Company has achieved a more diversified sales mix.

        The Company makes extensive use of consumer focus groups to conduct marketing research. Management incorporates the findings of this market research in its advertising, menu development, employee training, and building design and decor. According to customers, the major point of difference between the Company and its competitors is that Max & Erma's restaurants are perceived as being more of a "fun place," an image the Company tries to foster in its advertising. The Company spends approximately 3.0% to 3.25% of net sales annually on advertising and uses television, radio, direct mail, billboards, special events and localized store marketing designed to increase customer awareness and repeat business.

        The Company owns thirty-three of the Max & Erma's restaurants currently in operation. Two are owned by separate affiliated partnerships. In addition to the specified percentage interest in the profits and losses of the affiliated partnerships, the Company is paid an annual fee equal to 6% or 7% of gross revenues for managing the two Max & Erma's restaurants owned by the partnerships. Each management contract provides for monthly payments to the Company for an initial term of two years and renewal terms aggregating 20 additional years upon the mutual agreement of the parties.

Competition
-----------

        The restaurant business, particularly in the casual dining segment, is highly competitive in terms of quality and value of products served, type and variety of menu offered, quality and efficiency of service, ambiance and
attractiveness of facilities and site location.   Max & Erma's restaurants
compete with food service operations of various types within their respective locations, including national and regional chains as well as locally-owned and operated restaurants. Many of the Company's competitors are substantially larger and have greater financial resources than the Company.

Employees
---------

        At November 30, 1995, the Company had approximately 2,814 employees, of which 819 were full-time restaurant employees, 1,822 were part-time restaurant employees, 47 were corporate staff personnel and 126 were restaurant managerial personnel. None of the Company's employees are represented by a labor union or a collective bargaining unit. The Company considers relations with its employees to be good.

Restaurant Operations
---------------------

        The Company strives to maintain quality and uniformity in its restaurants through careful training and supervision of personnel. All restaurants are operated in accordance with uniform Company specifications, which are set forth in detailed operating manuals relating to food and beverage preparation, maintenance of premises and employee conduct. The Company utilizes an independent shopping service to monitor implementation of Company operating standards. The Company and the shopping service have developed testing standards for the major aspects of restaurant operation, including physical appearance, cleanliness, wait staff and food quality. The shopping service has "mystery shoppers" visit each restaurant four times each quarter to evaluate and grade the restaurant. A report is prepared by the shopping service for each visit and is reviewed by the Company's Chief Operating Officer and the respective regional and general managers. A portion of the bonus for each regional and general manager is based on the grade scores received on the shopping service reports. The Company also makes available at each table postage-paid comment cards addressed to the Company's President. The President responds to any negative comments on a weekly basis.

        Restaurant operations are administered by a management staff headed by the Chief Operating Officer. A Regional Vice President of Operations reports to the Chief Operating Officer. Seven regional managers, each of whom supervises the operations of four to five restaurants, report to either the Chief Operating Officer or the Regional Vice President of Operations. Each restaurant has a general manager, who is responsible for training and supervising 60 to 125 employees, and two or three assistant managers. Regional managers are responsible for hiring their general and assistant managers. General managers, with the assistance of the regional manager, are responsible for hiring restaurant employees. The Company seeks to hire experienced restaurant personnel who must complete a 14 week training program conducted by the Company before becoming an assistant manager. The Company has historically promoted from within to fill its regional and general manager positions.

        Both regional and general managers receive a base salary plus a bonus based upon performance against budget and average independent shopping service scores. General managers prepare quarterly budgets for their stores and regional managers prepare quarterly budgets for their regions. Bonuses are based on specific goals derived from these quarterly budgets. Managers may elect to receive some or all of their bonuses in the Company's common stock at a one-third discount from fair market value. In addition, all regional managers and general managers are eligible to receive stock options on a periodic basis. Management believes that its bonus system and the ability to purchase common stock promote loyalty and highly motivate managers to meet Company goals.

        Management believes that the combination of the authority delegated to its regional and general managers, particularly with respect to hiring employees, together with its goal-specific bonus plans, results in a positive work environment and has contributed to low management turnover.

Purchasing and Inventory Controls
---------------------------------

        Meat and most other food and restaurant supply items are purchased through one major distributor in order to obtain favorable prices and to ensure consistent quality and delivery. For major items, the Company typically negotiates prices directly with producers. For other items, the Company provides the distributor with specifications and receives monthly prices for such items, generally based upon a "cost plus" formula. Restaurant managers purchase these items directly from the distributor, and each restaurant is billed directly for its purchases. Although most of the Company's food and supplies are presently furnished by one distributor, the Company believes alternate food suppliers are available and has not experienced a shortage of food or supplies. A daily inventory is taken for high cost items, such as steaks, ground meat, seafood and liquor. A physical inventory of all items is made at the end of each four week accounting period.

Future Expansion
----------------

        In addition to two restaurants opened during the first quarter of 1996, the Company intends to open six additional Max & Erma's restaurants during the remainder of fiscal 1996 and an additional nine restaurants during fiscal 1997. All but four of the existing Max & Erma's restaurants are located in suburban areas. Of the existing restaurants, 19 are free-standing and 16 are in-line shopping center/mall locations. The following table sets forth the location of each existing Max & Erma's restaurant and the locations of four (all free-standing) of the six restaurants scheduled to open during the remainder of 1996:

                           Existing          Under Development
                           --------          -----------------
     ILLINOIS
        Chicago..........     4                     2
     INDIANA
        Indianapolis.....     3                     -
     KENTUCKY
        Lexington........     1                     1
     MICHIGAN
        Ann Arbor........     1                     -
        Detroit..........     5                     -
        Grand Rapids.....     1                     -
    NORTH CAROLINA
        Charlotte........     1                     -
     OHIO
        Akron............     1                     -
        Cincinnati.......     1                     -
        Cleveland........     2                     1
        Columbus.........     8                     -
        Dayton...........     3                     -
     PENNSYLVANIA
        Pittsburgh.......     4                     -
                             --                     -
                TOTAL....    35                     4
                             ==                     =

        The Company's preference is to acquire the land and build new free-standing restaurants. However, in order to acquire suitable sites, the Company will utilize ground leases, or lease and convert existing premises. Management believes that the clustering of three or more restaurants in markets of sufficient size increases customer awareness, enhances the effectiveness of advertising and improves management efficiency.

Government Regulation
---------------------

        The Company is subject to Federal, state and local laws affecting the operation of its restaurants, including zoning, health, sanitation and safety regulations and alcoholic beverage licensing requirements. Each restaurant is operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations. The suspension of a food service or liquor license could cause an interruption of operations at affected restaurants.

Item 2.  PROPERTIES
-------  ----------

        All but seven of the Company's restaurants are occupied under leases expiring from 1996 to 2025, with renewal options for five to 20 additional years. The affiliated partnership which owns one of the restaurants in Columbus, Ohio also owns the premises on which it is located. Restaurant leases are generally collateralized by liens on leasehold improvements, equipment, furniture and fixtures. The Company leases its executive offices (15,000 square feet) and general warehouse and storage facilities (17,000 square feet) in Columbus, Ohio under an operating lease expiring in October 2000.

        The last 15 restaurants opened are based on a new design which the Company has used as its prototype. The prototype gives Max & Erma's restaurants a distinct identity and emphasizes an unpretentious neighborhood ambiance. The prototype design downplays the use of brass, Tiffany lamps and other design features common to the Company's older restaurants and to many other casual dining restaurants. Max & Erma's restaurants established prior to the introduction of the prototype vary in design and appearance, but average 6,000 square feet and seat an average of 160 customers. The current freestanding prototype is approximately 7,200 square feet and seats 200 patrons for dining in addition to the bar area and a 30 to 40 seat seasonal patio area. The prototype design is readily adaptable to a variety of sites including shopping center and mall locations.

        The Company has recently revised the prototype design to reduce its costs. The first revised prototype will open during the second quarter of 1996. It will be approximately 500 square feet smaller but seat approximately the same number of patrons. The patio area will be optional, depending on the climate of the restaurant location and size of the site. The Company believes the revised prototype will cost approximately $200,000 less to construct.

        The Company believes that its focus on selecting high profile restaurant sites is critical to its success. The Company's present site selection strategy is to locate its restaurants in prime, high visibility, high traffic suburban locations. Management believes that selection of high profile sites along with the implementation of its prototype restaurant will result in improved unit economics.

Item 3. LEGAL PROCEEDINGS
------- -----------------

        The Company is a defendant in various legal proceedings regarded as normal to its business, and in the opinion of management, the ultimate outcome of such proceedings will not materially affect the Company's financial position or the results of its operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     None


                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------  -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

        The information contained under the caption "SELECTED QUARTERLY FINANCIAL DATA" is incorporated herein by reference to the inside back cover of the Company's Annual Report to Shareholders for the fiscal year ended October 29, 1995.

Item 6.  SELECTED FINANCIAL DATA
-------  -----------------------

        Information required under this Item is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 29, 1995, page 10.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

        Information required under this Item is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 29, 1995, pages 11 through 13.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

        The balance sheets as of October 29, 1995 and October 30, 1994 and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 29, 1995, and the related notes to the financial statements together with the independent auditors' report thereon and the Selected Quarterly Financial Data are incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 29, 1995, pages 14 through 24 and the inside back cover.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------  ---------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURES
         ---------------------------------------

     None.


                                   PART III

Items 10, 11, 12 and 13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
     REGISTRANT:  EXECUTIVE COMPENSATION:  SECURITY OWNERSHIP OF
     CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:  AND CERTAIN
     RELATIONSHIPS AND RELATED TRANSACTIONS


        Information required under these Items is incorporated herein by reference to the Company's Proxy Statement for 1996 Annual Meeting of Stockholders, pursuant to Regulation 14A.

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.

     (a)(1) and (2):  Financial Statements
            The financial statements listed in the accompanying index to financial statements on page 11 are filed as part of this report.

     (a)(3) and (c):  Exhibits
            The exhibits listed in the accompanying index to exhibits on pages 12 through 15 are filed as part of this report.

     (b)    Reports on Form 8-K
            None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 16, 1996              Max & Erma's Restaurants, Inc.

                                      By: *Todd B. Barnum
                                          --------------------------
                                           Todd B. Barnum
                                           Chairman of the Board, Chief
                                           Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature                             Title
---------                             -----

                                       Chairman of the Board, Chief
*Todd B. Barnum                        Executive Officer and President,
 ----------------------------          Director (Principal Executive
 Todd B. Barnum                        Officer)


                                       Chief Operating Officer,
*Mark F. Emerson                       Director
 ----------------------------
 Mark F. Emerson

                                       Executive Vice President and Chief
*William C. Niegsch, Jr.               Financial Officer, Director
 ----------------------------          (Principal Financial Officer)
 William C. Niegsch, Jr.

                                       Vice President of Marketing,
*Karen A. Brennan                      Director
 ----------------------------
 Karen A. Brennan

*William E. Arthur                     Director
 ----------------------------
 William E. Arthur

*Donald W. Kelley                      Director
 ----------------------------
 Donald W. Kelley

*Robert A. Rothman                     Director
 ----------------------------
 Robert A. Rothman

*Roger D. Blackwell                    Director
 ----------------------------
 Roger D. Blackwell

*Michael D. Murphy                     Director
 ----------------------------
 Michael D. Murphy

*By  William C. Niegsch, Jr.
     ------------------------
     William C. Niegsch, Jr.
     Attorney-in-Fact

               MAX & ERMA'S RESTAURANTS, INC. AND SUBSIDIARIES
                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                              ITEMS 8, 14(a)(1)


                                                          REFERENCE PAGE
                                                          --------------
                                                          ANNUAL REPORT
                                                                TO
                                                           SHAREHOLDERS
                                                          --------------
The following items are required to be
included in Items 8 and 14(a)(1) and
are incorporated by reference from the
attached Annual Report to
Shareholders of Max & Erma's
Restaurants, Inc.
for the fiscal year ended October 29, 1995:

-Balance Sheets as of
 October 29, 1995 and October 30, 1994                          14 - 15
-For the years ended October 29, 1995,
 October 30, 1994 and October 31, 1993
      -Statements of Income                                          16
      -Statements of Stockholders' Equity                            17
      -Statements of Cash Flows                                      18

-Notes to Financial Statements                                  19 - 23
-Independent Auditors' Report                                        24

-No financial statement schedules are required to be filed because the conditions requiring their filing do not exist or because the information is given in the financial statements or notes thereto.

                              REPORT ON FORM 10-K

                         MAX & ERMA'S RESTAURANTS, INC.

                               INDEX TO EXHIBITS

 Exhibit
   No.        Description                               Page No.
 -------      -----------                               --------
 2            Plan and Agreement of Reorganization,     Reference is made to Exhibit 2 of Report on Form 10-K
              as amended October 15, 1991               filed January 24, 1992.

 3(a)         Restated Certificate of Incorporation,    Reference is made to Exhibit 4(c) of Report on Form 10-Q
              as amended April 4, 1985                  filed June 26, 1985.

 3(b)         Restated By-Laws, as amended April 4,     Reference is made to Exhibit 4(d) of Report on Form 10-Q
              1985                                      filed June 26, 1985.

 3(c)         Certificate of Amendment of               Reference is made to Exhibit 3(c) of Report on Form 10-K
              Certificate of Incorporation September    filed January 23, 1987.
              22, 1986

 3(d)         Certificate of Amendment of               Reference is made to Exhibit 3(d) of Report on Form
              Certificate of Incorporation May 30,      10-K filed January 25, 1991.
              1990

 4(a)         Form of Common Stock Certificate          Reference is made to Exhibit 4(a) of Registration
                                                        Statement on Form S-1 (Registration No. 2-85585).

 4(b)         Form of Indenture dated as of August      Reference is made to Exhibit 4(a) of Registration
              18, 1994, between Max & Erma's            Statement on Form S-2 (Registration No. 33-80090).
              Restaurants, Inc. and The Huntington
              National Bank, as Trustee

 4(c)         Form of Debenture                         Reference is made to Exhibit 4(b) of Registration
                                                        Statement on Form S-2 (Registration No. 33-80090).

10(a)         Max & Erma's, Ltd. Agreement of           Reference is made to Exhibit 10(b) of Registration
              Limited Partnership, dated May 17,        Statement on Form S-1 (Registration No. 2-85585).
              1972

10(b)         First Amendment to Agreement of           Reference is made to Exhibit 10(b) of Registration
              Limited Partnership of Max & Erma's,      Statement on Form S-1 (Registration No. 2-85585).
              Ltd., dated September 9, 1974

10(c)         Max & Erma's Convention Center Ltd.       Reference is made to Exhibit 10(k) of Registration
              Agreement of Limited Partnership,         Statement on Form S-1 (Registration No. 2-85585).
              dated July 27, 1981

10(d)         Letter Agreement between Nine Limited     Reference is made to Exhibit 10(bb) of Registration
              Leasing, Max & Erma's, Inc., and Max &    Statement on Form S-1 (Registration No. 2-85585).
              Erma's Indianapolis, Ltd., dated April
              24, 1977

  Exhibit
    No.        Description                                     Page No.
  -------      -----------                                     --------
  10(e)        Letter Agreement between Nine Limited           Reference is made to Exhibit 10(dd) of Registration
               Leasing, Max & Erma's, Inc., and Max &          Statement on Form S-1 (Registration No. 2-85585).
               Erma's East, Ltd., dated May 27, 1977

  10(f)        Letter Agreement between Nine Limited           Reference is made to Exhibit 10(ee) of Registration
               Leasing, Max & Erma's, Inc., and Max &          Statement on Form S-1 (Registration No. 2-85585).
               Erma's Dayton, Ltd., dated October 1, 1977

  10(g)        Letter Agreement between Nine Limited           Reference is made to Exhibit 10(ff) of Registration
               Leasing, Max & Erma's, Inc., and Max &          Statement on Form S-1 (Registration No. 2-85585).
               Erma's Lexington, Ltd., dated
               September 27, 1978

  10(h)        Letter Agreement between Nine Limited           Reference is made to Exhibit 10(gg) of Registration
               Leasing, Max & Erma's, Inc., and Max &          Statement on Form S-1 (Registration No. 2-85585).
               Erma's North, Ltd., dated December 28,
               1981

  10(i)*       Employment Agreement with Todd Barnum,          Reference is made to Exhibit 10(b) of Report on
               dated December 12, 1984                         Form 10-K filed January 25, 1985.


  10(j)*       Employment Agreement with Mark F.               Reference is made to Exhibit 10(c) of Report on
               Emerson, dated December 12, 1984                Form 10-K filed January 25, 1985.

  10(k)*       Employment Agreement with William C.            Reference is made to Exhibit 10(d) of Report on
               Niegsch, Jr., dated December 12, 1984           Form 10-K filed January 25, 1985.

  10(l)*       Third Amended and Restated 1984                 Reference is made to Exhibit 10(n) of Report on
               Incentive Stock Option Plan                     Form 10-K filed January 25, 1993.

  10(m)*       Third Amended and Restated 1984                 Reference is made to Exhibit 10(o) of Report on
               Non-Statutory Stock Option Plan                 Form 10-K filed January 25, 1993.

  10(n)*       Board of Directors' resolution dated            Reference is made to Exhibit 10(p) of Report on
               October 19, 1992 relating to amendment          Form 10-K filed January 25, 1993.
               to Third Amended and Restated 1984
               Non-Statutory Stock Option Plan

  10(o)*       1992 Stock Option Plan                          Reference is made to Exhibit 10(q) of Report on
                                                               Form 10-K filed January 25, 1993.

  10(p)*       1996 Stock Option Plan

  10(q)*       Indemnification Agreement (form)                Reference is made to Exhibit 10(y) of Report on
               between Max & Erma's Restaurants, Inc.          Form 10-K filed January 23, 1987
               and each of its directors dated as of
               June 18, 1986

   Exhibit
     No.        Description                                Page No.
   -------      -----------                                --------
   10(r)*       Loan Agreement with Karen Brennan,         Reference is made to Exhibit 10(cc) of Report on
                dated February 12, 1988                    Form 10-K filed January 27, 1989.

   10(s)*       Promissory Note from Karen Brennan,        Reference is made to Exhibit 10(ee) of Report on
                dated February 12, 1988                    Form 10-K filed January 27, 1989.

   10(t)*       Stock Pledge and Option Agreement with     Reference is made to Exhibit 10(ff) of Report on
                Karen Brennan, dated February 12, 1988     Form 10-K filed January 27, 1989.

   10(u)        Lease between Max & Erma's Dublin,         Reference is made to Exhibit 10(ee) of Report on Form
                Inc. and Mango Investments, dated          10-K filed January 26, 1990.
                February 9, 1989

   10(v)*       Employment Agreement with Karen            Reference is made to Exhibit 10(ff) of Report on Form
                Brennan, dated June 20, 1989               10-K filed January 26, 1990.

   10(w)*       Board of Directors' Resolution adopted     Reference is made to Exhibit 10(w) of Report on Form
                October 29, 1993 relating to officers'     10-K filed January 27, 1994.
                bonuses

   10(x)*       Board of Directors' Resolution adopted     Reference is made to Exhibit 10(x) of Report on Form 10-
                October 4, 1994 relating to officers'      K filed January 23, 1995.
                bonuses

   10(y)*       Board of Directors' Resolution adopted
                October 23, 1995 relating to officers'
                bonuses

   10(z)*       Written description of split dollar        Reference is made to footnote 3 to the Summary
                life insurance program for officers        Compensation Table presented in the Company's Proxy
                                                           Statement for the 1996 Annual Meeting of Shareholders,
                                                           which is incorporated by reference herein.

   10(aa)*      Board of Directors' Resolution adopted     Reference is made to Exhibit 10(dd) of Report on Form
                November 2, 1987 relating to split         10-K filed January 25, 1993.
                dollar life insurance program for
                officers

   10(bb)*      Board of Directors' Resolution adopted     Reference is made to Exhibit 10(ee) of Report on
                October 19, 1992 relating to split         Form 10-K filed January 25, 1993.
                dollar life insurance program for
                officers

   10(cc)       Revolving Credit Agreement dated           Reference is made to Exhibit 10(aa) of Report on
                October 25, 1993 between Max & Erma's      Form 10-K filed January 27, 1994.
                Restaurants, Inc. and The Provident Bank

   10(dd)       Letter Agreement dated July 20, 1994       Reference is made to Exhibit 10(ab) of
                between Max & Erma's Restaurants, Inc.     Registration Statement on Form S-2 (Registration
                and The Provident Bank                     No. 33-80090).



  Exhibit
    No.        Description                              Page No.
  -------      -----------                              --------
  10(ee)       Second Amendment to Revolving Credit
               Agreement dated August 25, 1995
               between Max & Erma's Restaurants, Inc.
               and The Provident Bank

  10(ff)       Mortgage Commitment Letter dated
               November 7, 1995 between Max & Erma's
               Restaurants, Inc. and MetLife Capital
               Financial Corporation

  13           Annual Report to Stockholders for the     Except for those pages which are specifically
               Fiscal Year ended October 29, 1995        incorporated by reference, the Company's Annual Report
                                                         to Stockholders is not to be deemed as filed as part of
                                                         this report.

  23           Consents of Experts and Counsel

  24           Power of Attorney

  27           Financial Data Schedule

---------------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of the Report on Form 10-K.
