Form 10-Q
period 1996-02-18
MAX & ERMAS RESTAURANTS INC
filed 1996-03-20
CIK 706471

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON  D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)



For Quarter Ended    February 18, 1996    Commission file number     0-11514
                 ------------------------                       ---------------

                 Max & Erma's Restaurants, Inc.
-------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                 Delaware                                     No.  31-1041397
-------------------------------------------------------------------------------
      (State of other jurisdiction of                      (I.R.S.  Employer
       incorporation or organization)                      Identification No.)

     4849 Evanswood Drive, Columbus, Ohio                43229
-------------------------------------------------------------------------------
    (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code      (614) 431-5800
                                                  -----------------------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.

                                        YES     X        NO
                                           ----------       ----------

As of the close of the period covered by this report, the registrant had outstanding 4,120,109 common shares.

         PART I - FINANCIAL INFORMATION / ITEM 1 - FINANCIAL STATEMENTS MAX & ERMA'S RESTAURANTS, INC. - BALANCE SHEETS (UNAUDITED)

                    ASSETS
                    ------
                                                February 18,      October 29,
                                                    1996              1995
                                                -----------       -----------
Current Assets:
Cash                                            $ 1,286,387       $ 1,102,060
Receivables                                         449,075           965,673
Inventories                                         589,405           539,025
Supplies                                            174,372           148,322
Prepaid Expenses                                    755,678           530,658
                                                -----------       -----------
Total Current Assets                              3,254,917         3,285,738

Property - At Cost:                              60,593,510        57,563,647
Less Accumulated Depreciation and Amortization   16,149,601        15,061,971
                                                -----------       -----------
Property - Net                                   44,443,909        42,501,676

Other Assets:
Goodwill - Net                                      320,604           336,077
Other Assets - Net                                2,674,244         2,487,017
                                                -----------       -----------
   Total Other Assets                             2,994,848         2,823,094
                                                -----------       -----------
Total                                           $50,693,674       $48,610,508
                                                ===========       ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current Liabilities:
Current Maturities of Long-Term Obligations     $   725,971       $   727,719
Accounts Payable                                  2,954,907         3,634,336
Accrued Liabilities                               2,896,321           569,718
                                                -----------       -----------
   Total Current Liabilities                      6,577,199         6,831,773
Long-Term Obligations - Less Current Maturitie   27,934,641        26,036,831
Minority Interests in Affiliated Partnerships       136,115           141,935

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
Authorized 10,000,000 Shares,
Issued and Outstanding 4,120,109 Shares
   At 2/18/96 and 4,117,885 Shares at 10/29/95      412,011           411,789
Additional Capital                               11,326,519        11,296,383
Retained Earnings                                 4,307,189         3,891,797
                                                -----------       -----------
   Total Stockholders' Equity                    16,045,719        15,599,969
                                                -----------       -----------
Total                                           $50,693,674       $48,610,508
                                                ===========       ===========

       (See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                        STATEMENTS OF INCOME (UNAUDITED)


                                        Sixteen Weeks Ended
                                        -------------------
                                   February 18,       February 19,
                                        1996              1995
                                    -----------       -----------
REVENUES:                           $23,078,501       $19,329,094

COSTS AND EXPENSES:
Costs of Goods Sold                   6,108,949         5,083,046
Payroll and Benefits                  7,184,730         5,782,971
Other Operating Expenses              7,018,954         5,737,028
Administrative Expenses               1,572,935         1,419,327
Interest Expense                        578,858           356,110
Minority Interest in Income
  of Affiliated Partnerships             32,683            65,019
                                    -----------       -----------
Total Costs and Expenses             22,497,109        18,443,501
                                    -----------       -----------
INCOME BEFORE TAXES                     581,392           885,593
INCOME TAXES                            166,000           276,000
                                    -----------       -----------
NET INCOME                          $   415,392       $   609,593
                                    ===========       ===========



NET INCOME PER COMMON SHARE         $      0.10       $      0.14
                                    ===========       ===========


WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING     $ 4,245,325       $ 4,277,589
                                    ===========       ===========

       (See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Sixteen Weeks Ended
                                                                       -------------------
                                                                  February 18,        February 19,
                                                                      1996                1995
                                                                  -----------         -----------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                        $   415,392         $  609,593
Depreciation and amortization                                       1,564,354          1,232,319
Minority interest in income of Affiliated Partners                     32,683             65,020
Changes in other assets and liabilities                               757,186           (123,282)
                                                                  -----------         -----------
Net cash provided (used) by operating activities                    2,769,615          1,783,650
                                                                  -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                 (4,548,650)        (3,218,471)
Construction cost reimbursement                                                         (275,000)
Decrease (increase) in other assets                                   (34,857)           243,028
Proceeds from sale of assets                                          214,400
                                                                  -----------         -----------
Net cash used by investing activities                              (4,369,107)        (3,250,443)
                                                                  -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                     (7,248,926)        (4,032,287)
Proceeds from long-term obligations                                 9,071,248          5,429,289
Repurchase of common stock                                                              (455,674)
Proceeds from sale of common stock                                                         5,625
Distributions to minority interests in Affiliated Partners            (38,503)           (57,755)
                                                                  -----------         -----------
Net cash provided (used) by financing activities                    1,783,819            889,198
                                                                  -----------         -----------

NET INCREASE (DECREASE) IN
  CASH AND EQUIVALENTS                                                184,327           (577,595)
CASH AND EQUIVALENTS

  BEGINNING OF THE PERIOD                                           1,102,060            993,349
                                                                  -----------         -----------
CASH AND EQUIVALENTS AT END OF PERIOD                             $ 1,286,387         $  415,754
                                                                  ===========         ===========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                        $   435,131         $  490,501
  Income taxes                                                    $   123,752         $  223,861
Non-cash activities:
  Property additions financed by capital leases                   $                   $  634,043
  Property additions financed by accounts payable                 $ 1,099,095         $  251,291

              (See notes to financial statements)

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

Item 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS REVENUE
          -------------------------------------------

REVENUES
--------

         Revenues for the first quarter of 1996 rose $3,749,000 or 19% from the first quarter of 1995. The increase was a result of I) the opening of seven restaurants during 1995, and ii) the opening of two restaurants during the first quarter of 1996. At February 18, 1996 the Company operated 35 restaurants as compared to 29 at February 19, 1995. The increase in revenues from new restaurants was offset by a 3.8% or $630,000 decline in same-store sales from $16,638,000 to $16,008,000 at restaurants opened for at least 18 months.

         Management believes that approximately $300,000 of the decline in same-store sales was a result of record snowfall and harsh winter weather during the first quarter of 1996. Exclusive of sales loss due to weather, same-store sales declined approximately 2% or $330,000. Management believes this decline is primarily due to the intense level of competition currently existing in the casual dining segment of the restaurant industry. New competition was particularly intense around two of the Company's highest sales volume locations, each of which have had approximately 8 to 10 new competitors open nearby over the last 18 months. While annual sales volumes remain close to $3.0 million at both locations, same-store sales, exclusive of the weather effect, declined an average of 12% at each location and represented approximately $250,000 of the $330,000 non-weather related decline in same-store sales.

         To improve same-store sales the Company is developing higher value entrees, which will be introduced over the next five quarters, in an effort to increase the dinner check average. The Company also introduced its first drink menu during the first quarter of 1996. The goal of the menu is to increase check average by stabilizing, or possibly increasing alcoholic beverage sales. Management also believes sales will rebound at the two locations referred to above. It is not unusual for sales to drop 10% or more subsequent to the opening of several new competitors. The Company believes its level of service and food quality have historically allowed it to rebuild sales after new competitors undergo a period of trial, and as a result, on an annual basis same-store sales have remained positive for four consecutive years despite the intense competition of recent years.

         Management is confident that overall revenue growth will exceed its 20% goal for 1996 due to the success of recent restaurant openings. Despite the weather, two restaurants that opened at the end of last quarter plus the two that opened during the first quarter of 1996 reported average weekly sales of over $60,000 during the quarter compared to approximately $40,000 per week for the other 31 restaurants. While sales at new restaurants do decline after initial "honeymoon" periods, it appears that new openings are continuing the trend of generating higher sales than older units.

COSTS AND EXPENSES
------------------

         Cost of goods sold, as a percentage of revenues, increased from 26.3% for the first quarter of 1996 to 26.5% for the first quarter of 1996. The slight increase from 1995 to 1996 was a result of increased pork, dairy and shrimp prices and certain costs associated with the introduction of the new beverage menu referred to above.

         Payroll and benefits, as a percentage of revenues, increased from 29.9% for the first quarter of 1995 to 31.1% for the first quarter of 1996. The increase was primarily a result of weather-related inefficiencies and higher than normal payroll at the two restaurants opened just before the start of the quarter and the two that opened during the quarter. Higher payroll is typical at new restaurants and should decline to normal levels during the quarter subsequent to opening.

         Other operating expenses, as a percentage of revenues, increased from 29.7% for the first quarter of 1995 to 30.4% for the first quarter of 1996.
The increase was a result of i) increased amortization of pre-opening costs, 1.2% of revenue in 1996 versus .9% in 1995, ii) higher repairs and maintenance in 1996 due, in part, to snow and ice removal and, iii) an inability to reduce fixed costs in response to the decline in sales experienced during the quarter.


ADMINISTRATIVE EXPENSES
-----------------------

         Administrative expenses increased 11% from the first quarter of 1995 to the first quarter of 1996. The increase was a result of additional personnel to support the Company's accelerated growth rate, the implementation of a computerized management information system and raises for corporate personnel. Administrative expenses, as a percentage of revenue, declined from 7.4% of revenues for the first of 1995 to 6.8% for the first quarter of 1996. Management expects the decline, as a percentage of revenues, to continue as revenue growth exceeds the growth in administrative expenses.


INTEREST EXPENSE
----------------

         Interest expense increased 63% from the first quarter of 1995 to the first quarter of 1996. The increase reflects an 82% increase or approximately $12.5 million increase in the average balance of long-term obligations since February 19, 1995 due to the construction of new restaurants. This increase was offset by a slight decline in interest rates. The interest rate on the Company's revolving credit line declined from 9.0% at February 19, 1995 to 8.5% at February 18, 1996. Interest rates on all other long-term obligations are fixed. The Company capitalized approximately $154,000 of construction period interest in the first quarter of 1996 as compared to $42,000 in the first quarter of 1995.

INCOME TAXES
------------

         The Company's effective tax rate declined from 31% for the first quarter of 1995 to 28.6% for the first quarter of 1996. The decrease was a result of the tax credit for FICA taxes paid on declared tips becoming a larger percentage of pre-tax income. If annualized pre-tax income increases during the remainder of the year, the Company's effective tax rate could increase to approximately last year's effective rate.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's working capital ratio was .5 to 1 at both October 29, 1995 and February 18, 1996. Historically, the Company has been able to operate with a working capital deficiency because 1)restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first quarter of 1996, the Company expended approximately $4,549,000 for property additions, $7,249,000 to reduce long-term obligations, distributed $38,000 to minority interests in the affiliated partnerships, and increased cash $184,000. Funds for such expenditures were provided primarily by $9,071,000 from proceeds of long-term obligations, $2,770,000 from operations and $214,000 from the sale of assets. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

         At February 18, 1996 four restaurants were under construction: two in Chicago, Illinois plus Cleveland, Ohio and Lexington, Kentucky. In addition, contracts for the purchase of ground had been entered into for sites in Canton, Michigan, a suburb of Detroit and Robinson Township, Pennsylvania, a suburb of Pittsburgh. The Company expects to begin construction late in the second quarter of 1996 with openings planned for late 1996 or first quarter 1997. In addition, the Company is negotiating for two locations in Atlanta, Georgia.

         Funding for new restaurants will be provided by cash flow from operations, equipment leasing and the Company's revolving credit line. At February 18, 1996, the Company had approximately $1.4 million available under its $15.0 million revolving credit line and approximately $2.3 million available under equipment lease commitments. Early in the second quarter of 1996 the Company completed a $6.0 million fifteen-year mortgage loan secured by four restaurant properties at a fixed interest rate of 8.3%. The entire proceeds were used to reduce a portion of the outstanding balance under the Company's revolving credit line.

INVESTMENT CONSIDERATIONS
-------------------------

        The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Reform Act only became law in late December 1995 and, except for the Conference Reports, no official interpratations of the Reform Act's provisions have been published. Many of the following important factors have been discussed in the Company's prior filings with the Securities and Exchange Commission.

        In addition to the other information in this Report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for the Fiscal Year ended October 27, 1996 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

1. Dependence on Management - The Company's senior management has over 80 years experience with the Company. The loss of one or more key executives could have an adverse effect on the Company.
2. Competition - The casual dining segment of the restaurant industry is highly competitive. Many of the Company's competitors are larger national chains with greater financial resources.
3. Restaurant Industry - The restaurant industry is affected by changing trends, economic conditions, traffic patterns and weather. Increases in food, labor and benefits costs along with the availability of employees and suitable restaurant sites could effect future operating results.
4. Legal - The Company is exposed to various tort and other claims, most notably liability claims resulting from the sale of alcoholic beverages. While the Company currently maintains insurance for such claims, there is no assurance of its adequacy or future availability. An uninsured or excess claim could have a material adverse affect on the Company.
5. Government Regulation - The restaurant industry is subject to extensive government regulations relating to the sale of food and alcoholic beverages, and sanitation, fire and building codes. Suspension or inability to renew any of the related licenses and permits could adversely affect the Company's operations. Further more, government actions affecting minimum wage rates, payroll tax rates and mandated benefits could affect operating results.


                                    PART II

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


                                        MAX & ERMA'S RESTAURANTS, INC.
                                        ---------------------------------
                                                Registrant



                                                Todd B. Barnum
                                        ---------------------------------
                                                Todd. B. Barnum
                                                Chairman of the Board
                                                (Chief Executive Officer)



                                                William C. Niegsch, Jr.
                                        ---------------------------------
                                                William C. Niegsch, Jr.
                                                Executive Vice President &
                                                Chief Financial Officer




         March 20, 1996
    -----------------------
             Date

                         MAX & ERMA'S RESTAURANTS INC.

                                 EXHIBIT INDEX



Exhibit No.          Exhibit                                                            Page No.
-----------          -------                                                            --------
    2                 Not applicable

    3                 Not applicable

    4                 Not applicable

   10(a)              Third Amendment to Revolving Credit                                 12
                      Agreement between Max & Erma's Restaurants, Inc.,
                      and The Provident Bank dated February 17, 1996

   11                 Not applicable

   15                 Not applicable

   18                 Not applicable

   19                 Not applicable

   22                 Not applicable

   23                 Not applicable

   24                 Not applicable

   27                 Financial Data Schedule