Form 10-Q
period 1996-05-12
MAX & ERMAS RESTAURANTS INC
filed 1996-06-11
CIK 706471

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)



For Quarter Ended May 12, 1996                   Commission file number 0-11514


                  Max & Erma's Restaurants, Inc.
         (Exact name of registrant as specified in its charter)

                  Delaware                                  No. 31-1041397
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                    Identification No.)

        4849 Evanswood Drive, Columbus, Ohio                     43229
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

                                     YES   X      NO
                                         ------     ------

As of the close of the period covered by this report, the registrant had outstanding 4,127,569 common shares.

         PART I - FINANCIAL INFORMATION / ITEM 1 - FINANCIAL STATEMENTS MAX & ERMA'S RESTAURANTS, INC. - BALANCE SHEETS (UNAUDITED)

                                     ASSETS

                                                           May 12,      October 29,
Current Assets:                                             1996            1995
                                                         -----------    -----------
Cash                                                     $   879,844    $ 1,102,060
Receivables                                                  384,379        965,673
Inventories                                                  628,498        539,025
Supplies                                                     195,542        148,322
Prepaid Expenses                                             829,562        530,658
                                                         -----------    -----------
Total Current Assets                                       2,917,825      3,285,738

Property - At Cost:                                       64,075,831     57,563,647
Less Accumulated Depreciation and Amortization            17,078,909     15,061,971
                                                         -----------    -----------
Property - Net                                            46,996,922     42,501,676

Other Assets:
Goodwill - Net                                               308,999        336,077
Other Assets - Net                                         2,743,537      2,487,017
                                                         -----------    -----------
   Total Other Assets                                      3,052,536      2,823,094
                                                         -----------    -----------
Total                                                    $52,967,283    $48,610,508
                                                         ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Obligations              $ 1,001,482    $   727,719
Accounts Payable                                           2,331,481      3,534,336
Accrued Liabilities                                        3,067,801      2,569,718
                                                         -----------    -----------
   Total Current Liabilities                               6,400,764      6,831,773
Long-Term Obligations - Less Current Maturities           29,807,624     26,036,831
Minority Interests in Affiliated Partnerships                102,811        141,935

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
Authorized 10,000,000 Shares,
Issued and Outstanding 4,127,569 Shares
   At 5/12/96 and 4,117,885 Shares at 10/29/95               412,757        411,789
Additional Capital                                        11,356,415     11,296,383
Retained Earnings                                          4,886,912      3,891,797
                                                         -----------    -----------
   Total Stockholders' Equity                             16,656,084     15,599,969
                                                         -----------    -----------
Total                                                    $52,967,283    $48,610,508
                                                         ===========    ===========

       See notes to financial statements                                       2

           MAX & ERMA'S RESTAURANTS, INC.
          STATEMENTS OF INCOME (UNAUDITED)


                                    Twelve Weeks Ended         Twenty-eight Weeks Ended
                                    ------------------         ------------------------
                                   May 12,       May 14,        May 12,         May 14,
                                    1996          1995           1996            1995
                                -----------    -----------    -----------    -----------
REVENUES:                       $18,263,248    $14,331,739    $41,341,749    $33,660,833

COSTS AND EXPENSES:
Costs of Goods Sold               4,851,329      3,729,348     10,960,278      8,812,394
Payroll and Benefits              5,541,559      4,270,260     12,726,289     10,053,231
Other Operating Expenses          5,321,655      4,191,000     12,340,613      9,928,028
Administrative Expenses           1,201,638      1,106,408      2,774,573      2,525,735
                                -----------    -----------    -----------    -----------
Total Operating Expenses         16,916,181     13,297,016     38,801,753     31,319,388
                                -----------    -----------    -----------    -----------
Operating Income                  1,347,067      1,034,723      2,539,996      2,341,445
Interest Expense                    473,889        271,196      1,052,747        627,306
Minority Interest in Income
  of Affiliated Partnerships         24,451         43,077         57,134        108,096
                                -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES          848,727        720,450      1,430,115      1,606,043
INCOME TAXES                        269,000        228,000        435,000        504,000
                                -----------    -----------    -----------    -----------

NET INCOME                      $   579,727    $   492,450    $   995,115    $ 1,102,043
                                ===========    ===========    ===========    ===========

NET INCOME
 PER COMMON SHARE               $      0.14    $      0.12    $      0.23    $      0.26
                                ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON
 AND COMMON EQUIVALENT
 SHARES OUTSTANDING               4,249,410      4,252,153      4,247,076      4,266,687
                                ===========    ===========    ===========    ===========

      See notes to financial statements                                        3

                         MAX & ERMA'S RESTAURANTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Twenty-Eight Weeks Ended
                                                                    ------------------------
                                                                    May 12,          May 14,
                                                                     1996             1995
                                                                 ------------     ------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                       $    995,115     $  1,102,043
Depreciation and amortization                                       2,965,775        2,150,541
Minority interest in income of Affiliated Partnerships                 57,134          108,096
Changes in other assets and liabilities                               100,555         (166,679)
                                                                 ------------     ------------
Net cash provided by operating activities                           4,118,579        3,194,001
                                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                 (7,827,034)      (5,729,939)
Construction cost reimbursement                                                        275,000
Decrease (increase) in other assets                                  (102,494)        (278,044)
Proceeds from sale of assets                                          214,400            3,424
                                                                 ------------     ------------
Net cash used by investing activities                              (7,715,128)      (5,729,559)
                                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                    (20,261,132)      (7,960,740)
Proceeds from long-term obligations                                23,713,606       10,845,899
Proceeds from sale of common stock                                     18,117           14,644
Cash paid for Purchase of Common stock                                                (480,049)
Distributions to minority interests in Affiliated Partnership         (96,258)        (115,508)
Cash paid in lieu of fractional shares upon stock dividend                              (2,228)
                                                                 ------------     ------------
Net cash provided by financing activities                           3,374,333        2,302,018
                                                                 ------------     ------------

NET DECREASE IN CASH & EQUIVALENTS                                   (222,216)        (233,540)
CASH & EQUIVALENTS BEGINNING OF THE PERIOD                          1,102,060          993,349
                                                                 ------------     ------------

CASH & EQUIVALENTS AT END OF PERIOD                              $    879,844     $    759,809
                                                                 ============     ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                       $    954,658     $    539,105
  Income taxes                                                   $    313,908     $    439,843
Non-cash activities:
  Property additions financed by capital leases                  $    463,465     $    634,043
  Property additions financed by accounts payable                $    891,443     $    930,497
 Tax benefit of stock exercised & sold within one year           $     13,399     $     72,640
  Stock issued as a dividend                                                      $  2,992,145

          See notes to financial statements                                    4

                         MAX & ERMA'S RESTAURANTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Presentation

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

3.       Mortgage Loan

         During the second quarter of 1996 the Company completed a $6.0 million fifteen-year mortgage loan secured by four restaurant properties at a fixed interest rate of 8.3%. The entire proceeds were used to reduce a portion of the outstanding balance under the Company's revolving credit line.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

REVENUES

         Revenues for the second quarter of 1996 rose $3,932,000 or 27% from the second quarter of 1995. The increase was a result of i) the opening of four restaurants during the second half of 1995, ii) the opening of two restaurants during each of the first and second quarters of 1996, and iii) higher average sales at the eight restaurants opened since the second quarter of 1995 as compared to the 29 older restaurants. At May 12, 1996 the Company operated 37 restaurants as compared to 29 at May 14, 1995. The increase in revenues from new restaurants was offset by a 1.7% or $215,000 decline in same-store sales from $12,421,000 for the second quarter of 1995 to $12,206,000 for the second quarter of 1996 at restaurants opened for at least 18 months.

         Year-to-date revenues increased $7,681,000 or 23% from 1995 to 1996. The increase was a result of the openings referred to above plus three restaurants opened during the first quarter of 1995. Additional revenue from new restaurants was offset by a 2.9% or $845,000 decline in same-store sales from $29,058,000 for the first half of 1995 to $28,213,000 for the first half of 1996 at restaurants opened for at least 18 months.

         Management believes that approximately $300,000 of the decline in year-to-date same-store sales was a result of record snowfall and harsh winter weather during the first quarter of 1996. Exclusive of sales lost due to weather, same-store sales year-to-date fell approximately 1.9%. The non-weather related decline in same-store sales is primarily due to the intense level of competition currently existing in the casual dining segment of the restaurant industry and to some extent the opening of new Company-owned restaurants in areas adjacent to its older restaurants.

         To improve same-store sales the Company introduced a complete beverage merchandising program during the first quarter of 1996. The Company also introduced a new menu late in the second quarter of 1996 with the goal of increasing the dinner check average. The new menu offers a selection of higher value entrees designed to offer more trade-up options for the dinner customer. Initial results of both programs are positive. During the second quarter, total beverage sales rose 28.1% over the second quarter of last year while total food sales grew 27.3% and beverage sales, as a percentage of total sales, increased slightly. Since the new food menu was introduced chain-wide at the end of the quarter, only test results are available. During an eight week test of the menu at one location the average dinner check rose approximately $.50 or 6% over the previous eight week period. Management is encouraged by the test results, however, there is no assurance that the same results will be achieved chain-wide when the menu is rolled out at the start of the third quarter.

         Despite the competitive environment management is confident that overall revenue growth will exceed its 20% goal for 1996 due to the success of recent openings. During the second quarter of 1996 the eight restaurants opened during the last four quarters achieved average weekly sales of $51,000, 28% higher than the $40,000 per week reported by 29 restaurants in operation at the end of the second quarter of 1995. Management is optimistic that the menu and beverage programs discussed above will also contribute to revenue growth during the second half of 1996.

COSTS AND EXPENSES

         Cost of goods sold, as a percentage of revenues, increased from 26.0% for the second quarter of 1995 to 26.6% for the second quarter of 1996. Year-to-date cost of goods sold, as a percentage of revenues, increased from 26.2% in 1995 to 26.5% in 1996. The Company's goal is to keep cost of goods sold in a range between 26.0% and 26.5%. A menu price increase of approximately two-thirds of a percent at the end of the second quarter should reduce cost of goods sold, as a percentage of revenues, during the third quarter of 1996. However, because of the intense level of competition currently existing, management will attempt to raise prices as little as possible and therefore expects cost of goods sold to remain at the higher end of the targeted range.

         Payroll and benefits, as a percentage of revenues, increased from 29.8% for the second quarter of 1995 to 30.3% for the second quarter of 1996. Year-to-date payroll and benefits increased from 29.9% for 1995 to 30.8% for 1996. The increase for the quarter and year-to-date periods were a result of i) a greater number of new restaurant openings where labor is generally more inefficient for a period of time, and ii) labor inefficiencies caused by same-store sales declines, particularly during the first quarter of 1996.

         Other operating expenses, as a percentage of revenues, remained relatively constant from the second quarter of 1995 to the second quarter of 1996 at approximately 29.2%, as higher amortization of pre-opening expense was offset by lower rental expense. Year-to-date other operating expenses, as a percentage of revenues, increased from 29.5% for 1995 to 29.9% for 1996. The increase was primarily a result of weather related maintenance costs and sales declines, without an ability to reduce fixed costs, experienced during the first quarter of 1996.


ADMINISTRATIVE EXPENSES

         Administrative expenses increased 9% and 10%, respectively, from the second quarter of 1995 to the second quarter of 1996 and for the year-to-date periods of 1995 to 1996. The increases were a result of additional personnel to support the Company's accelerated growth rate, the implementation of a computerized management information system and raises for corporate personnel. Administrative expenses, as a percentage of revenue, declined from 7.7% for the second quarter of 1995 to 6.6% for the second quarter of 1996 and for the year-to-date declined from 7.5% in 1995 to 6.7% for 1996. Management expects the decline, as a percentage of revenues, to continue as revenue growth exceeds the growth in administrative expenses.


INTEREST EXPENSE

         Interest expense increased 75% from the second quarter of 1995 to the second quarter of 1996. Year-to-date interest expense increased 68% from 1995 to 1996. The increase reflects an increase of approximately $12.6 million in the balance of long-term obligations since May 14, 1995 due to the construction of new restaurants. The increase in interest expense due to higher borrowings was somewhat offset by a decline in interest rates. The interest rate on the Company's revolving credit line declined from 9.75% at May 14, 1995 to 8.5% at May 12, 1996. Interest rates on all other long-term obligations are fixed. The Company capitalized approximately $246,000 of construction period interest during the first 28 weeks of 1996 as compared to $99,000 capitalized during the comparable 1995 period.

INCOME TAXES

         The Company's effective tax rate remained constant at approximately 31% for the 28 weeks of 1995 and 1996. If annualized pre-tax income continues to increase during the remainder of the year, the Company's effective tax rate could increase slightly.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital ratio was .5 to 1 at both October 29, 1995 and May 12, 1996. Historically, the Company has been able to operate with a working capital deficiency because i) restaurant operations are primarily conducted on a cash basis, ii) high turnover (about once every 10 days) permits a limited investment in inventory, and iii) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first 28 weeks of 1996, the Company expended approximately $7,827,000 for property additions, $20,261,000 to reduce long-term obligations, and distributed $96,000 to minority interests in the affiliated partnerships. Funds for such expenditures were provided primarily by $23,714,000 from proceeds of long-term obligations, $4,119,000 from operations and $214,000 from the sale of assets, and a decrease in cash of $222,000. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

         At May 12, 1996 restaurants were under construction in Gurnee, Illinois, a suburb of Chicago, Lexington, Kentucky, and Robinson Township, Pennsylvania, a suburb of Pittsburgh. In addition, a contract for the purchase of ground had been entered into for a site in Canton, Michigan, a suburb of Detroit, and a ground lease had been executed for the Company's first site in Atlanta, Georgia. The Company expects to open the restaurants in Gurnee, Illinois and Lexington, Kentucky in the second half of 1996. In addition, the Company is negotiating for an additional location in Atlanta, Georgia and a location in Greenville, South Carolina.

         Funding for new restaurants will be provided by cash flow from operations, equipment leasing and the Company's revolving credit line. At May 12, 1996 the Company had approximately $5.5 million available under its $15.0 million revolving credit line and approximately $1.9 million available under equipment lease commitments.

INVESTMENT CONSIDERATIONS

         The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Reform Act only became law in late December 1995 and, except for the Conference Reports, no official interpretations of the Reform Act's provisions have been published. Many of the following important factors have been discussed in the Company's prior filings with the Securities and Exchange Commission.

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

3. Restaurant Industry - The restaurant industry is affected by changing trends, economic conditions, traffic patterns and weather. Increases in food, labor and benefits costs along with the availability of employees and suitable restaurant sites could affect future operating results.

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


PART II

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on March 15, 1996 for the purpose of electing three Class I directors for three-year terms expiring in 1999, to ratify and approve the Company's 1996 Stock Option Plan, and ratifying Deloitte & Touche LLP as the Company's independent auditors for the 1996 fiscal year.

         Each nominee to the Company's Board of Directors was elected by the following vote:

                                                      Votes For       Votes Withheld
                                                      ---------       --------------
                  Mark F. Emerson                     3,424,064           12,587
                  Donald W. Kelley                    3,423,903           12,748
                  Michael D. Murphy                   3,397,762           38,889

         The Company's 1996 Stock Option Plan was ratified and approved by a vote of 2,531,512 shares for, 202,895 against, and 16,441 shares abstained.

         Additionally, Deloitte & Touche LLP was ratified as the Company's independent auditors for the 1996 fiscal year by a vote of 3,419,055 shares for, 6,726 shares against, and 10,870 shares abstained.


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The exhibits listed in the accompanying index to exhibits on page 11 are filed as part of this report.

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


                                  MAX & ERMA'S RESTAURANTS, INC.
                                  ------------------------------
                                            Registrant

                                            Todd B. Barnum
                                  ----------------------------------------
                                            Todd. B. Barnum
                                            Chairman of the Board
                                            (Chief Executive Officer)


                                            William C. Niegsch, Jr.
                                  ----------------------------------------
                                            William C. Niegsch, Jr.
                                            Executive Vice President &
                                            Chief Financial Officer

         June 11, 1996
- ----------------------------
             Date

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