Form 10-Q
period 1996-08-04
MAX & ERMAS RESTAURANTS INC
filed 1996-09-10
CIK 706471

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

For Quarter Ended      August 4, 1996   Commission file number      0-11514
                    -------------------                         ---------------

                         Max & Erma's Restaurants, Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       No. 31-1041397
- -------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

   4849 Evanswood Drive, Columbus, Ohio                          43229
- -------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code      (614) 431-5800
                                                  --------------------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.

                                              YES   X    NO
                                                 ------    -------

As of the close of the period covered by this report, the registrant had outstanding 4,141,865 common shares.

         PART I - FINANCIAL INFORMATION / ITEM 1 - FINANCIAL STATEMENTS MAX & ERMA'S RESTAURANTS, INC. - BALANCE SHEETS (UNAUDITED)

                                     ASSETS
                                     ------

                                                           August 4,    October 29,
Current Assets:                                              1996          1995
                                                          -----------   -----------
Cash                                                      $   831,942   $ 1,102,060
Receivables                                                   254,212       965,673
Inventories                                                   665,677       539,025
Supplies                                                      173,429       148,322
Prepaid Expenses                                              731,026       530,658
                                                          -----------   -----------
Total Current Assets                                        2,656,286     3,285,738

Property - At Cost:                                        65,644,571    57,563,647
Less Accumulated Depreciation and Amortization             16,879,885    15,061,971
                                                          -----------   -----------
Property - Net                                             48,764,686    42,501,676

Other Assets:
Goodwill - Net                                                297,394       336,077
Other Assets - Net                                          2,718,648     2,487,017
                                                          -----------   -----------
   Total Other Assets                                       3,016,042     2,823,094
                                                          -----------   -----------
Total                                                     $54,437,014   $48,610,508
                                                          ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
Current Maturities of Long-Term Obligations               $   906,533   $   727,719
Accounts Payable                                            2,428,454     3,534,336
Accrued Liabilities                                         3,314,231     2,569,718
                                                          -----------   -----------
   Total Current Liabilities                                6,649,218     6,831,773
Long-Term Obligations - Less Current Maturities            30,358,413    26,036,831
Minority Interests in Affiliated Partnerships                  74,563       141,935

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
Authorized 10,000,000 Shares,
Issued and Outstanding 4,141,865 Shares
   At 8/4/96 and 4,117,885 Shares at 10/29/95                 414,187       411,789
Additional Capital                                         11,428,161    11,296,383
Retained Earnings                                           5,512,472     3,891,797
                                                          -----------   -----------
   Total Stockholders' Equity                              17,354,820    15,599,969
                                                          -----------   -----------
Total                                                     $54,437,014   $48,610,508
                                                          ===========   ===========

       See notes to financial statements

                         MAX & ERMA'S RESTAURANTS, INC.
                        STATEMENTS OF INCOME (UNAUDITED)

                                  Twelve Weeks Ended          Forty Weeks Ended
                                  ------------------          -----------------
                                August 4,     August 6,     August 4,     August 6,
                                  1996          1995          1996          1995
                               -----------   -----------   -----------   -----------
REVENUES:                      $19,415,445   $15,180,790   $60,757,194   $48,841,623

COSTS AND EXPENSES:

Costs of Goods Sold              5,161,837     3,864,388    16,122,115    12,676,782
Payroll and Benefits             5,929,055     4,601,477    18,655,344    14,654,709
Other Operating Expenses         5,728,432     4,549,696    18,069,046    14,477,724
Administrative Expenses          1,143,687     1,082,730     3,918,260     3,608,464
                               -----------   -----------   -----------   -----------
Total Operating Expenses        17,963,011    14,098,291    56,764,765    45,417,679
                               -----------   -----------   -----------   -----------
OPERATING INCOME                 1,452,434     1,082,499     3,992,429     3,423,944
Interest Expense                   516,618       287,763     1,569,365       915,069
Minority Interest in Income
  of Affiliated Partnerships        10,255        17,692        67,389       125,788
                               -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES         925,561       777,044     2,355,675     2,383,087
INCOME TAXES                       300,000       235,000       735,000       739,000
                               -----------   -----------   -----------   -----------

NET INCOME                     $   625,561   $   542,044   $ 1,620,675   $ 1,644,087
                               ===========   ===========   ===========   ===========


NET INCOME
 PER COMMON SHARE              $      0.15   $      0.13   $      0.38   $      0.39
                               ===========   ===========   ===========   ===========


WEIGHTED AVERAGE COMMON
 AND COMMON EQUIVALENT
 SHARES OUTSTANDING              4,279,862     4,265,279     4,256,911     4,266,265
                               ===========   ===========   ===========   ===========

      See notes to financial statements

                         MAX & ERMA'S RESTAURANTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      Forty Weeks Ended
                                                                      -----------------
                                                                  August 4,       August 6,
                                                                    1996            1995
                                                                ------------    ------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                      $  1,620,675    $  1,644,087
Depreciation and amortization                                      4,309,548       3,125,128
Minority interest in income of Affiliated Partnerships                67,389         125,789
Changes in other assets and liabilities                              659,254        (393,728)
                                                                ------------    ------------
Net cash provided by operating activities                          6,656,866       4,501,276
                                                                ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                (9,702,849)    (10,534,311)
Construction cost reimbursement                                                      275,000
Decrease (increase) in other assets                                 (220,825)       (175,384)
Proceeds from sale of assets                                         215,400           4,424
                                                                ------------    ------------
Net cash used by investing activities                             (9,708,274)    (10,430,271)
                                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                   (27,557,409)    (12,179,406)
Proceeds from long-term obligations                               30,435,970      18,337,565
Proceeds from sale of common stock                                    37,490          53,921
Cash paid for Purchase of Common stock                                              (480,049)
Distributions to minority interests in Affiliated Partnership       (134,761)       (154,012)
Cash paid in lieu of fractional shares upon stock dividend                            (2,228)
                                                                ------------    ------------
Net cash provided by financing activities                          2,781,290       5,575,791
                                                                ------------    ------------

NET DECREASE IN CASH & EQUIVALENTS                                  (270,118)       (353,204)
CASH & EQUIVALENTS BEGINNING OF THE PERIOD                         1,102,060         993,349
                                                                ------------    ------------

CASH & EQUIVALENTS AT END OF PERIOD                             $    831,942    $    640,145
                                                                ============    ============
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                      $  1,463,356    $    794,638
  Income taxes                                                  $    676,431    $    812,700
Non-cash activities:
  Property additions financed by capital leases                 $  1,442,865    $  1,107,256
  Property additions financed by accounts payable               $    837,078    $  1,313,981
 Tax benefit of stock exercised & sold within one year          $     13,399    $     72,640

          See notes to financial statements

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

3.       Mortgage Loan
         -------------

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

Item 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

REVENUES
- --------

         Revenues for the third quarter of 1996 rose $4,235,000 or 28% from the third quarter of 1995. The increase was a result of i) the opening of three restaurants during the fourth quarter of 1995, ii) the opening of five restaurants during the first three quarters of 1996, and iii) higher average weekly sales at the eight restaurants opened since the third quarter of 1995. At August 4, 1996 the Company operated 38 restaurants as compared to 30 at August 6, 1995. During the third quarter of 1996, the eight newest restaurants generated average weekly sales of approximately $52,500 versus $40,000 per week for the 30 older restaurants. The increase in revenues from new restaurants was offset by a 1.8% or $236,000 decline in same-store sales from $12,784,000 for the third quarter of 1995 to $12,548,000 for the third quarter of 1996 at restaurants opened at least 18 months.

         Year-to-date revenues increased $11,916,000 or 24% from 1995 to 1996. The increase was a result of the openings referred to above plus four restaurants opened during the first half of 1995. Revenue from new restaurants was offset by a 2.6% or $1,108,000 decline in same-store sales from $41,896,000 for the first three quarters of 1995 to $40,788,000 for the comparable 1996 period at restaurants opened at least 18 months.

         Management believes that approximately $300,000 of the year-to-date decline in same-store sales was a result of record snowfall and harsh winter weather during the first quarter of 1996. Exclusive of sales lost due to weather, same-store sales year-to-date fell approximately 1.9%. The non-weather related decline in same-store sales is primarily due to the intense level of competition currently existing in the casual dining segment of the restaurant industry and to some extent the opening of new Company-owned restaurants in areas adjacent to its older restaurants.

         To improve same-store sales the Company introduced a complete beverage merchandising program and introduced a new menu which offers a selection of higher value entrees. The entrees are designed to offer more trade-up options for dinner customers and thereby increase the dinner check average. Results of both programs have been positive. During the third quarter of 1996, total beverage sales grew 28.2% over the third quarter of 1995 as compared to a 27.8% increase in total food sales for the same periods. As a result, beverage sales as a percentage of total sales, has increased slightly. The new menu was introduced chain-wide just before the start of the third quarter of 1996. During the quarter the average dinner check increased to $9.62. For 1995 the average per person dinner check was $9.27. While both these programs have thus far been successful, they have not offset declines in customer counts caused by the intense level of competition and over-building currently existing in the casual dining segment of the industry.

COSTS AND EXPENSES
- ------------------

         Cost of goods sold, as a percentage of revenues, increased from 25.5% for the third quarter of 1995 to 26.6% for the third quarter of 1996. Year-to-date cost of goods sold, as a percentage of revenues, increased from 26.0% in 1995 to 26.5% in 1996. Because of the intense level of competition currently existing, the Company has raised prices less than 1% from last year. This, along with the introduction of higher cost percentage entrees and higher pork and dairy prices, has resulted in the increase in cost of goods sold.

         Payroll and benefits, as a percentage of revenues, increased from 30.3% for the third quarter of 1995 to 30.5% for the third quarter of 1996. Year-to-date payroll and benefits increased from 30.0% in 1995 to 30.7% in 1996. The increases for the quarter and year-to-date periods were a result of i) a greater number of new restaurant openings where labor is generally more inefficient for a period of time, and ii) labor inefficiencies caused by same-store sales declines, particularly during the weather-impacted first quarter of 1996.

         Other operating expenses, as a percentage of revenues, declined from 30.0% for the third quarter of 1995 to 29.5% for the third quarter of 1996 as a result of lower rental expense. Year-to-date other operating expenses were relatively constant at approximately 29.7%. For the year-to-date periods lower rental expense was offset by higher amortization of pre-opening expense and weather-related maintenance costs.

ADMINISTRATIVE EXPENSES
- -----------------------

         Administrative expenses increased 6% and 9%, respectively, from the third quarter of 1995 to the third quarter of 1996 and for the year-to-date periods of 1995 to 1996. The increases were primarily a result of additional personnel and raises for corporate personnel. Administrative expenses, as a percentage of revenue, declined from 7.1% for the third quarter of 1995 to 5.9% for the third quarter of 1996. For the year-to-date period administrative expenses declined from 7.4% of revenues in 1995 to 6.4% of revenues in 1996. Management expects administrative expenses, as a percentage of revenues, to remain at about the third quarter 1996 level for the remainder of 1996 and 1997.

INTEREST EXPENSE
- ----------------

         Interest expense increased 80% from the third quarter of 1995 to the third quarter of 1996, and 72% from the year-to-date periods of 1995 to 1996. The increase reflects an increase of approximately $9.6 million in the balance of long-term obligations since August 6, 1995 due to the construction of new restaurants, which was somewhat offset by a decline in interest rates. The interest rate on the Company's revolving credit line declined from 9.5% at August 6, 1995 to 8.5% at August 4, 1996. Interest rates on all other long-term obligations are fixed. The Company capitalized approximately $321,000 of construction period interest during the first 40 weeks of 1996 as compared to $184,000 capitalized during the comparable 1995 period.

INCOME TAXES
- ------------

         The Company's effective tax rate remained relatively constant at 31% for both 1995 and 1996 year-to-date periods.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

         The Company's working capital ratio declined from .5 to 1 at October 29, 1995 to .4 to 1 at August 4, 1996. Historically, the Company has been able to operate with a working capital deficiency because i) restaurant operations are primarily conducted on a cash basis, ii) high turnover (about once every 10 days) permits a limited investment in inventory, and iii) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first 40 weeks of 1996, the Company expended approximately $9,703,000 for property additions, $27,557,000 to reduce long-term obligations, and distributed $135,000 to minority interests in the affiliated partnerships. Funds for such expenditures were provided primarily by $30,436,000 from proceeds of long-term obligations, $6,657,000 from operations and $215,000 from the sale of assets, and a decrease in cash of $270,000. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

         At August 4, 1996 restaurants were under construction in Lexington, Kentucky, Robinson Township, Pennsylvania, a suburb of Pittsburgh and Canton, Michigan, a suburb of Detroit. In addition, a ground lease and purchase contract have been executed for the Company's first two sites in Atlanta, Georgia. The Company expects to open the restaurant in Lexington, Kentucky during the fourth quarter of 1996. The restaurants in Robinson Township and Canton will open during the first quarter of 1997. The Atlanta restaurants are expected to open during the second quarter of 1997. In addition, the Company is negotiating for a location in Greenville, South Carolina.

         Funding for new restaurants will be provided by cash flow from operations, equipment leasing and the Company's revolving credit line. At August 4, 1996 the Company had approximately $5.2 million available under its $15.0 million revolving credit line and approximately $2.0 million available under equipment lease commitments.

INVESTMENT CONSIDERATIONS
- -------------------------

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

                                              MAX & ERMA'S RESTAURANTS, INC.
                                              ------------------------------
                                                   Registrant

                                                   Todd B. Barnum
                                              ------------------------------
                                                   Todd. B. Barnum
                                                   Chairman of the Board
                                                   (Chief Executive Officer)

                                                   William C. Niegsch, Jr.
                                              ------------------------------
                                                   William C. Niegsch, Jr.
                                                   Executive Vice President &
                                                   Chief Financial Officer

        September 10, 1996
- ------------------------------
          Date

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