Form 10-K
period 1996-10-27
MAX & ERMAS RESTAURANTS INC
filed 1997-01-13
CIK 706471

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended October 27, 1996
                         Commission File Number: 0-11514

                         Max & Erma's Restaurants, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                          No. 31-1041397
---------------------------------------        ---------------------------------
 (State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification No.)

 4849 Evanswood Drive Columbus, Ohio           43229
---------------------------------------        ---------------------------------
(Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code   (614) 431-5800
                                                     --------------------

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
                      (title of class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for
at least the past 90 days. YES  X   NO
                               ---     ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value has been computed by reference to the closing bid price of such stock, as of December 31, 1996.



            Total shares outstanding                          4,169,337

            Number of shares owned beneficially               1,786,615
             and/or of record by directors
             and officers (1)

            Number of shares held by persons                  2,603,161
             other than directors or
             officers

            Closing bid price                                     $6.75

            Market value of shares held by                  $17,571,337
             persons other than directors
             or officers


(1) For purposes of this computation all officers and directors are included, although not all are necessarily "affiliates." Includes options to purchase 220,439 shares of common stock, all of which are presently exercisable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                             4,169,337 Common Shares
                      were outstanding at December 31, 1996


                       DOCUMENTS INCORPORATED BY REFERENCE


1.   Annual Report to Shareholders for the Fiscal Year Ended October 27, 1996
     (in pertinent part, as indicated).....Parts II and IV.

2.   Proxy Statement for 1997 Annual Meeting of Shareholders (in pertinent parts, as indicated).....Part III.

                                     PART I


Item 1. BUSINESS
----------------

         Max & Erma's Restaurants, Inc. (the "Company"), directly and through affiliated partnerships, owns and operates a chain of forty-one Max & Erma's restaurants at December 31, 1996. The Company is a Delaware corporation organized in 1982, as the successor to a restaurant business founded in 1971. The Company has registered the phrase "Max & Erma's - Neighborhood Gathering Place" and its associated logo as a service mark with the United States Patent and Trademark Office.

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

     Max & Erma's restaurants are open for both lunch and dinner seven days a week. Hours of operation are generally 11:00 a.m. to midnight. During fiscal 1996, the average check was approximately $7.83 at lunch and $9.58 at dinner, although during the second half of the year the dinner check average was $9.68 as a result of the Company's efforts to increase the dinner check average through the introduction of higher priced entrees. The lunch and dinner meal periods accounted for approximately 35.9% and 64.1% of net sales, respectively. Alcoholic beverages constituted approximately 13.6% of net sales in fiscal 1996.

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

         Max & Erma's restaurants have always been known for gourmet hamburgers and specialty sandwiches; however, one part of the Company's focus on the customer is an evolving menu that changes to meet consumer tastes. The Company believes its menu should be fun as well as innovative and reviews, and revises as necessary, the menu twice each year, and in addition offers an annual summer menu. In fiscal 1992, nightly dinner specials, such as fajitas, southwestern style steak and jumbo fried shrimp, were introduced to increase weekday dinner volume and to provide variety for frequent customers. Weekday lunch specials were added in fiscal 1993, and separate lunch and dinner menus were introduced during 1994. "Five Great Ways to be Good," a selection of healthy, low fat menu items, was introduced at the start of 1995. During 1996 the Company expanded its entree offerings in an effort to increase its per person dinner check average. By periodically modifying its menu through the introduction of a broad range of appealing new menu items the Company has achieved a more diversified sales mix.

         The Company makes extensive use of consumer focus groups to conduct marketing research. Management incorporates the findings of this market research in its advertising, menu development, employee training, and building design and decor. According to customers, the major point of difference between the Company and its competitors is that Max & Erma's restaurants are perceived as being more of a "fun place," an image the Company tries to foster in its advertising. The Company spends approximately 3.25% of net sales annually on advertising and uses television, radio, direct mail, billboards, special events and localized store marketing designed to increase customer awareness and repeat business.

         The Company owns thirty-nine of the Max & Erma's restaurants currently in operation. Two are owned by separate affiliated partnerships. In addition to the specified percentage interest in the profits and losses of the affiliated partnerships, the Company is paid an annual fee equal to 6% or 7% of gross revenues for managing the two Max & Erma's restaurants owned by the partnerships. Each management contract provides for monthly payments to the Company for an initial term of two years and renewal terms aggregating 20 additional years upon the mutual agreement of the parties.

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

Employees
---------

         At November 30, 1996, the Company had 3,611 employees, of which 1,054 were full-time restaurant employees, 2,357 were part-time restaurant employees, 53 were corporate staff personnel and 147 were restaurant managerial personnel. None of the Company's employees are represented by a labor union or a collective bargaining unit. The Company considers relations with its employees to be good.

Restaurant Operations
---------------------

         The Company strives to maintain quality and uniformity in its restaurants through careful training and supervision of personnel. All restaurants are operated in accordance with uniform Company specifications, which are set forth in detailed operating manuals relating to food and beverage preparation, maintenance of premises and employee conduct. The Company utilizes an independent shopping service to monitor implementation of Company operating standards. The Company and the shopping service have developed testing standards for the major aspects of restaurant operation, including physical appearance, cleanliness, wait staff and food quality. The shopping service has "mystery shoppers" visit each restaurant four times each quarter to evaluate and grade the restaurant. A report is prepared by the shopping service for each visit and is reviewed by the Company's Chief Operating Officer and the respective regional and general managers. A portion of the bonus for each regional and general manager is based on the scores received on the shopping service reports. The Company also makes available at each table postage-paid comment cards addressed to the Company's President. The President responds to any negative comments on a weekly basis.

         Restaurant operations are administered by a management staff headed by the Chief Operating Officer. A Regional Vice President of Operations reports to the Chief Operating Officer. Nine regional managers, each of whom supervises the operations of four to five restaurants, report to either the Chief Operating Officer or the Regional Vice President of Operations. Each restaurant has a general manager, who is responsible for training and supervising 60 to 125 employees, and two or three assistant managers. Regional managers are responsible for hiring their general and assistant managers. General managers, with the assistance of the regional manager, are responsible for hiring restaurant employees. The Company seeks to hire experienced restaurant personnel who must complete a 14 week training program conducted by the Company before becoming an assistant manager. The Company has historically promoted from within to fill its regional and general manager positions.

         Both regional and general managers receive a base salary plus a bonus based upon performance against budget and average independent shopping service scores. General managers prepare quarterly budgets for their stores and regional managers prepare quarterly budgets for their regions. Bonuses are based on specific goals derived from these quarterly budgets. Managers may elect to receive some or all of their bonuses in the Company's common stock at a one-half discount from fair market value. In addition, all regional managers and general managers are eligible to receive stock options on a periodic basis. Management believes that its bonus system and the ability to purchase common stock promote loyalty and highly motivate managers to meet Company goals.

         Management believes that the combination of the authority delegated to its regional and general managers, particularly with respect to hiring employees, together with its goal-specific bonus plans, results in a positive work environment and has contributed to relatively low management turnover.

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

Future Expansion
----------------

         In addition to two restaurants opened during the first quarter of 1997, the Company intends to open four additional Max & Erma's restaurants during the remainder of fiscal 1997 and an additional five to six restaurants during fiscal 1998. All but four of the existing Max & Erma's restaurants are located in suburban areas. Of the existing restaurants, 25 are free-standing and 16 are in-line shopping center/mall locations. The following table sets forth the location of each existing Max & Erma's restaurant and the locations of two (all free-standing) of the four restaurants scheduled to open during the remainder of 1997:


                            Existing          Under Development
                            --------          -----------------
     GEORGIA
         Atlanta..........      -                    2
     ILLINOIS
        Chicago..........       6                    -
     INDIANA
        Indianapolis.....       3                    -
     KENTUCKY
        Lexington........       2                    -
     MICHIGAN
        Ann Arbor........       1                    -
        Detroit.............    6                    -
        Grand Rapids.....       1                    -
     NORTH CAROLINA
        Charlotte........       1                    -
     OHIO
        Akron............       1                    -
        Cincinnati.......       1                    -
        Cleveland........       3                    -
        Columbus.........       8                    -
        Dayton...........       3                    -
     PENNSYLVANIA
        Pittsburgh.......       5                    -
                                -                    -
                TOTAL....      41                    2

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

Business Risks
--------------

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

         In addition to the other information in this Report, readers should carefully consider that the following important factors, among others, in some case have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for Fiscal 1997 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

1. Dependence on Management - The Company's senior management has over 70 years experience with the Company. The loss of one or more key executives could have an adverse effect on the Company.

2. Competition - The casual dining segment of the restaurant industry is highly competitive. Many of the Company's competitors are larger national chains with greater financial resources.

3. Restaurant Industry - The restaurant industry is affected by changing trends, economic conditions, traffic patterns and weather. Increases in food, labor and benefits cost along with the availability of employees and suitable restaurant sites could affect future operating results.

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

Item 2.  PROPERTIES
-------------------

         All but thirteen of the Company's restaurants are occupied under leases expiring from 1997 to 2025, with renewal options for five to 20 additional years. The affiliated partnership which owns one of the restaurants in Columbus, Ohio also owns the premises on which it is located. Restaurant leases are generally collateralized by liens on leasehold improvements, equipment, furniture and fixtures. The Company leases its executive offices (15,000 square feet) and general warehouse and storage facilities (17,000 square feet) in Columbus, Ohio under an operating lease expiring in October 2000.

         The last 21 restaurants opened are based on a new design which the Company has used as its prototype. The prototype gives Max & Erma's restaurants a distinct identity and emphasizes an unpretentious neighborhood ambiance. The prototype design downplays the use of brass, Tiffany lamps and other design features common to the Company's older restaurants and to many other casual dining restaurants. Max & Erma's restaurants established prior to the introduction of the prototype vary in design and appearance, but average 6,000 square feet and seat an average of 160 customers. The freestanding prototype is approximately 6,700 square feet and seats 200 patrons for dining in addition to the bar area. A 30 to 40 seat seasonal patio area is optional. The prototype design is readily adaptable to a variety of sites including shopping center and mall locations.

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

Item 3. LEGAL PROCEEDINGS
-------------------------

         The Company is a defendant in various legal proceedings regarded as normal to its business, and in the opinion of management, the ultimate outcome of such proceedings will not materially affect the Company's financial position or the results of its operations.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         None.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
----------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

         The information contained under the captions "SELECTED QUARTERLY FINANCIAL DATA" and "SHAREHOLDER INFORMATION" is incorporated herein by reference to the inside back cover of the Company's Annual Report to Shareholders for the fiscal year ended October 27, 1996.

Item 6.  SELECTED FINANCIAL DATA
--------------------------------

     Information required under this Item is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 27, 1996, page 10.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

         Information required under this Item is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 27, 1996, pages 11 through 13.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The balance sheets as of October 27, 1996 and October 29, 1995 and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 27, 1996, and the related notes to the financial statements together with the independent auditors' report thereon and the Selected Quarterly Financial Data are incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 27, 1996, pages 14 through 24 and the inside back cover.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------------------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURES
         ---------------------------------------

         None.


                                    PART III

Items 10, 11, 12 and 13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
-----------------------------------------------------------------
         REGISTRANT:  EXECUTIVE COMPENSATION:  SECURITY OWNERSHIP OF
         -----------------------------------------------------------
         CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:  AND CERTAIN
         ------------------------------------------------------
         RELATIONSHIPS AND RELATED TRANSACTIONS
         --------------------------------------

         Information required under these Items is incorporated herein by reference to the Company's Proxy Statement for 1997 Annual Meeting of Stockholders, pursuant to Regulation 14A.


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
---------------------------------------------------------------------
         8-K.
         ----

         (a)(1) and (2) and (d):  Financial Statements
                  The financial statements listed in the accompanying index to financial statements on page 11 are filed as part of this report.

         (a)(3) and (c):  Exhibits
                  The exhibits listed in the accompanying index to exhibits on pages 12 through 15 are filed as part of this report.

         (b):  Reports on Form 8-K
                  Form 8-K was filed on September 26, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 13, 1997                Max & Erma's Restaurants, Inc.

                                        By: */s/ Todd B. Barnum
                                           -----------------------------------
                                             Todd B. Barnum
                                        Chairman of the Board,
                                        Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature                                                     Title
---------                                                     -----
*/s/ Todd B. Barnum                                  Chairman of the Board, Chief Executive
-------------------------------------------          Officer and President, Director (Principal
 Todd B. Barnum                                      Executive Officer)

*/s/ Mark F. Emerson                                 Chief Operating Officer, Director
-------------------------------------------
 Mark F. Emerson

*/s/ William C. Niegsch, Jr.                         Executive Vice President and Chief
--------------------------------------------         Financial Officer, Director,
 William C. Niegsch, Jr.                             (Principal Financial Officer)

*/s/ William E. Arthur                               Director
-------------------------------------------
 William E. Arthur

*/s/ Donald W. Kelley                                Director
-------------------------------------------
 Donald W. Kelley

*/s/ Robert A. Rothman                               Director
-------------------------------------------
 Robert A. Rothman

*/s/ Roger D. Blackwell                              Director
-------------------------------------------
 Roger D. Blackwell

*/s/ Michael D. Murphy                               Director
-------------------------------------------
 Michael D. Murphy

*/s/ Thomas R. Green                                 Director
-------------------------------------------
 Thomas R. Green

*By /s/  William C. Niegsch, Jr.
    ---------------------------------------
     William C. Niegsch, Jr.
     Attorney-in-Fact

                 MAX & ERMA'S RESTAURANTS, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                ITEMS 8, 14(a)(1)


                                                                      REFERENCE PAGE
                                                                      --------------
                                                                       ANNUAL REPORT
                                                                            TO
                                                                       SHAREHOLDERS
                                                                       ------------
The following items are required to
be included in Items 8 and 14(a)(1)
and are incorporated by reference
from the attached Annual Report to
Shareholders of Max & Erma's
Restaurants, Inc. for the fiscal
year ended October 27, 1996:

-Balance Sheets as of
 October 27, 1996 and October 29, 1995                                     14 - 15
-For the years ended October 27, 1996,
 October 29, 1995 and October 30, 1994
      -Statements of Income                                                     16
      -Statements of Stockholders' Equity                                       17
      -Statements of Cash Flows                                                 18

-Notes to Financial Statements                                             19 - 23
-Independent Auditors' Report                                                   24
-No financial statement schedules
 are required to be filed because
 the conditions requiring their
 filing do not exist or because the
 information is given in the
 financial statements or notes
 thereto.

                               REPORT ON FORM 10-K

                         MAX & ERMA'S RESTAURANTS, INC.

                                INDEX TO EXHIBITS



   Exhibit                               Description                                          Page No.
   -------                               -----------                                          --------
     No.
     ---
      2        Plan and Agreement of Reorganization, as amended October        Reference is made to Exhibit 2 of
               15, 1991.                                                       Report on Form 10-K filed January
                                                                               24, 1992.
     3(a)      Restated Certificate of Incorporation, as amended April 4,      Reference is made to Exhibit 4(c) of
               1985.                                                           Report on Form 10-Q filed June 26,
                                                                               1985.
     3(b)      Restated By-Laws, as amended April 4, 1985.                     Reference is made to Exhibit 4(d) of
                                                                               Report on Form 10-Q filed June 26,
                                                                               1985.
     3(c)      Certificate of Amendment of Certificate of Incorporation        Reference is made to Exhibit 3(c) of
               September 22, 1986.                                             Report on Form 10-K filed January
                                                                               23, 1987.
     3(d)      Certificate of Amendment of Certificate of Incorporation May    Reference is made to Exhibit 3(d) of
               30, 1990.                                                       Report on Form 10-K filed January
                                                                               25, 1991.
     4(a)      Form of Common Stock Certificate.                               Reference is made to Exhibit 4(a) of
                                                                               Registration Statement on Form S-1
                                                                               (Registration No. 2-85585).
     4(b)      Form of Indenture dated as of August 18, 1994, between Max      Reference is made to Exhibit 4(a) of
               & Erma's Restaurants, Inc. and The Huntington National Bank,    Registration Statement on Form S-2
               as Trustee.                                                     (Registration No. 33-80090).
     4(c)      Form of Debenture.                                              Reference is made to Exhibit 4(b) of
                                                                               Registration Statement on Form S-2
                                                                               (Registration No. 33-80090).
    10(a)      Max & Erma's, Ltd. Agreement of Limited Partnership, dated      Reference is made to Exhibit 10(b) of
               May 17, 1972.                                                   Registration Statement on Form S-1
                                                                               (Registration No. 2-85585).
    10(b)      First Amendment to Agreement of Limited Partnership of Max      Reference is made to Exhibit 10(b) of
               & Erma's, Ltd., dated September 9, 1974.                        Registration Statement on Form S-1
                                                                               (Registration No. 2-85585).
    10(c)      Max & Erma's Convention Center Ltd. Agreement of Limited        Reference is made to Exhibit 10(k) of
               Partnership, dated July 27, 1981.                               Registration Statement on Form S-1
                                                                               (Registration No. 2-85585).
-----------------------------------------------------------------------------------------------------------------------

   Exhibit                               Description                                          Page No.
   -------                               -----------                                          --------
     No.
     ---
    10(d)      Letter Agreement between Nine Limited Leasing, Max &            Reference is made to Exhibit 10(bb)
               Erma's, Inc., and Max & Erma's Indianapolis, Ltd., dated April  of Registration Statement on Form S-
               24, 1977.                                                       1 (Registration No. 2-85585).
    10(e)      Letter Agreement between Nine Limited Leasing, Max &            Reference is made to Exhibit 10(dd)
               Erma's, Inc., and Max & Erma's East, Ltd., dated May 27, 1977.  of Registration Statement on Form S-
                                                                               1 (Registration No. 2-85585).
    10(f)      Letter Agreement between Nine Limited Leasing, Max &            Reference is made to Exhibit 10(ee)
               Erma's, Inc., and Max & Erma's Dayton, Ltd., dated October 1,   of Registration Statement on Form S-
               1977.                                                           1 (Registration No. 2-85585).
    10(g)      Letter Agreement between Nine Limited Leasing, Max &            Reference is made to Exhibit 10(ff) of
               Erma's, Inc., and Max & Erma's Lexington, Ltd., dated           Registration Statement on Form S-1
               September 27, 1978.                                             (Registration No. 2-85585).
    10(h)      Letter Agreement between Nine Limited Leasing, Max &            Reference is made to Exhibit 10(gg)
               Erma's, Inc., and Max & Erma's North, Ltd., dated December      of Registration Statement on Form S-
               28, 1981.                                                       1 (Registration No. 2-85585).
    10(i)*     Employment Agreement with Todd Barnum, dated December           Reference is made to Exhibit 10(b) of
               12, 1984.                                                       Report on Form 10-K filed January
                                                                               25, 1985.
    10(j)*     Employment Agreement with Mark F. Emerson, dated                Reference is made to Exhibit 10(c) of
               December 12, 1984.                                              Report on Form 10-K filed January
                                                                               25, 1985.
    10(k)*     Employment Agreement with William C. Niegsch, Jr., dated        Reference is made to Exhibit 10(d) of
               December 12, 1984.                                              Report on Form 10-K filed January
                                                                               25, 1985.
    10(l)*     Third Amended and Restated 1984 Incentive Stock Option          Reference is made to Exhibit 10(n) of
               Plan.                                                           Report on Form 10-K filed January
                                                                               25, 1993.
    10(m)*     Third Amended and Restated 1984 Non-Statutory Stock Option      Reference is made to Exhibit 10(o) of
               Plan.                                                           Report on Form 10-K filed January
                                                                               25, 1993.
    10(n)*     Board of Directors' resolution dated October 19, 1992 relating  Reference is made to Exhibit 10(p) of
               to amendment to Third Amended and Restated 1984 Non-            Report on Form 10-K filed January
               Statutory Stock Option Plan.                                    25, 1993.

    10(o)*     1992 Stock Option Plan.                                         Reference is made to Exhibit 10(q) of
                                                                               Report on Form 10-K filed January
                                                                               25, 1993.
    10(p)*     1996 Stock Option Plan.                                         Reference is made to Exhibit 10(p) of
                                                                               Report on Form 10-K filed January
                                                                               1996.
    10(q)*     Indemnification Agreement (form) between Max & Erma's           Reference is made to Exhibit 10(y) of
               Restaurants, Inc. and each of its directors dated as of June 18,Report on Form 10-K filed January
               1986.                                                           23, 1987.
-----------------------------------------------------------------------------------------------------------------------

   Exhibit                               Description                                          Page No.
   -------                               -----------                                          --------
     No.
     ---
    10(s)*     Promissory Note from Karen Brennan, dated February 12,          Reference is made to Exhibit 10(ee)
               1988.                                                           of Report on Form 10-K filed January
                                                                               27, 1989.
    10(t)*     Stock Pledge and Option Agreement with Karen Brennan,           Reference is made to Exhibit 10(ff) of
               dated February 12, 1988.                                        Report on Form 10-K filed January
                                                                               27, 1989.
    10(u)      Lease between Max & Erma's Dublin, Inc. and Mango               Reference is made to Exhibit 10(ee)
               Investments, dated February 9, 1989.                            of Report on Form 10-K filed January
                                                                               26, 1990.
    10(v)*     Employment Agreement with Karen Brennan, dated June 20,         Reference is made to Exhibit 10(ff) of
               1989.                                                           Report on Form 10-K filed January
                                                                               26, 1990.
    10(w)*     Board of Directors' Resolution adopted October 29, 1993         Reference is made to Exhibit 10(w)
               relating to officers' bonuses.                                  of Report on Form 10-K filed January
                                                                               27, 1994.
    10(x)*     Board of Directors' Resolution adopted October 4, 1994          Reference is made to Exhibit 10(x) of
               relating to officers' bonuses.                                  Report on Form 10-K filed January
                                                                               23, 1995.
    10(y)*     Board of Directors' Resolution adopted October 23, 1995         Reference is made to Exhibit 10(y) of
               relating to officers' bonuses.                                  Report on Form 10-K filed January
                                                                               16, 1995.
    10(z)*     Written description of split dollar life insurance program for  Reference is made to footnote 3 to the
               officers.                                                       Summary Compensation Table
                                                                               presented in the Company's Proxy
                                                                               Statement for the 1996 Annual
                                                                               Meeting of Shareholders, which is
                                                                               incorporated by Reference herein.
   10(aa)*     Board of Directors' Resolution adopted November 2, 1987         Reference is made to Exhibit 10(dd)
               relating to split dollar life insurance program for officers.   of Report on Form 10-K filed January
                                                                               25, 1993.
   10(bb)*     Board of Directors' Resolution adopted October 19, 1992         Reference is made to Exhibit 10(ee)
               relating to split dollar life insurance program for officers.   of Report on Form 10-K filed January
                                                                               25, 1993.
    10(cc)     Revolving Credit Agreement dated October 25, 1993 between       Reference is made to Exhibit 10(aa)
               Max & Erma's Restaurants, Inc. and The Provident Bank.          of Report on Form 10-K filed January
                                                                               27, 1994.
    10(dd)     Letter Agreement dated July 20, 1994 between Max & Erma's       Reference is made to Exhibit 10(ab)
               Restaurants, Inc. and The Provident Bank.                       of Registration Statement on Form S-
                                                                               2 (Registration No. 33-80090).
    10(ee)     Second Amendment to Revolving Credit Agreement dated            Reference is made to Exhibit 10(ee)
               August 25, 1995 between Max & Erma's Restaurants, Inc. and      of Report on Form 10-K filed January
               The Provident Bank.                                             16, 1996.
-----------------------------------------------------------------------------------------------------------------------

   Exhibit                               Description                                          Page No.
   -------                               -----------                                          --------
     No.
     ---
    10(ff)     Mortgage Commitment Letter dated November 7, 1995               Reference is made to Exhibit 10(ff)
               between Max & Erma's Restaurants, Inc. and MetLife Capital      of Report on Form 10-K filed January
               Financial Corporation.                                          16, 1996.
   10(gg)*     Board of Directors' Resolution adopted October 8, 1996
               relating to officers' bonuses.
      13       Portions of the Annual Report to Stockholders for the
               Fiscal Year ended October 27, 1996, incorporated herein
               by reference (except for those pages which are
               specifically incorporated by  reference, the Company's Annual
               Report to Stockholders is not to be deemed as filed as part of this report.)
      23       Consents of Experts and Counsel.
      24       Power of Attorney.
      27       Financial Data Schedule

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of the Report on Form 10-K.