Form 10-Q
period 1997-02-16
MAX & ERMAS RESTAURANTS INC
filed 1997-03-17
CIK 706471

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

For Quarter Ended     February 16, 1997       Commission file number  0-11514
                 ---------------------------                        -----------

                  Max & Erma's Restaurants, Inc.
--------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                   Delaware                                No. 31-1041397
--------------------------------------------------------------------------------
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                   Identification No.)

                   4849 Evanswood Drive, Columbus, Ohio         43229
--------------------------------------------------------------------------------
         (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code      (614) 431-5800
                                                  ------------------------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.

                                        YES   X   NO
                                           ------   ------

As of the close of the period covered by this report, the registrant had outstanding 4,130,081 common shares.

         PART I - FINANCIAL INFORMATION / ITEM 1 - FINANCIAL STATEMENTS MAX & ERMA'S RESTAURANTS, INC. - BALANCE SHEETS (UNAUDITED)

                                     ASSETS
                                     ------
                                                   February 16,    October   27,
Current Assets:                                         1997            1996
                                                   ------------    ------------
Cash                                                $ 1,313,884     $   927,261
Inventories                                             733,613         641,196
Other Current Assets                                  1,525,879       1,546,881
                                                    -----------     -----------
Total Current Assets                                  3,573,376       3,115,338

Property - At Cost:                                  71,973,541      70,085,464
Less Accumulated Depreciation and Amortization       18,575,398      17,370,256
                                                    -----------     -----------
Property - Net                                       53,398,143      52,715,208

Other Assets                                          2,564,840       2,653,695
                                                    -----------     -----------
Total                                               $59,536,359     $58,484,241
                                                    ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
Current Maturities of Long-Term Obligations         $ 1,408,295     $ 1,407,604
Accounts Payable                                      2,173,036       3,413,340
Accrued Liabilities                                   4,018,567       3,361,156
                                                    -----------     -----------
Total Current Liabilities                             7,599,898       8,182,100
Long-Term Obligations - Less Current Maturities      34,053,804      32,349,305
Minority Interests in Affiliated Partnerships            82,477          45,288

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
Authorized 10,000,000 Shares,
Issued and Outstanding 4,130,081 Shares
   At 2/16/97 and 4,226,497 Shares at 10/27/96          413,008         422,650
Additional Capital                                   10,843,306      11,432,112
Retained Earnings                                     6,543,866       6,052,786
                                                    -----------     -----------
Total Stockholders' Equity                           17,800,180      17,907,548
                                                    -----------     -----------
Total                                               $59,536,359     $58,484,241
                                                    ===========     ===========

       (See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                        STATEMENTS OF INCOME (UNAUDITED)

                                           Sixteen Weeks Ended
                                           -------------------
                                       February 16,   February 18,
                                          1997            1996
                                       -----------     -----------
REVENUES:                              $26,509,864     $23,078,501

COSTS AND EXPENSES:
Costs of Goods Sold                      7,146,987       6,108,949
Payroll and Benefits                     8,225,718       7,184,730
Other Operating Expenses                 7,841,491       7,018,954
Administrative Expenses                  1,740,983       1,572,935
                                       -----------     -----------
Total Operating Expense                 24,955,179      21,885,568
                                       -----------     -----------
Operating Income                         1,554,685       1,192,933
Interest Expense                           796,164         578,858
Minority Interest in Income
  of Affiliated Partnerships                56,441          32,683
                                       -----------     -----------

INCOME BEFORE TAXES                        702,080         581,392
INCOME TAXES                               211,000         166,000
                                       -----------     -----------
NET INCOME                             $   491,080     $   415,392
                                       ===========     ===========



NET INCOME PER COMMON SHARE            $      0.12     $      0.10
                                       ===========     ===========


WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING          4,225,005       4,245,325
                                       ===========     ===========

       (See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Sixteen Weeks Ended
                                                                        -------------------
                                                                  February 16,       February 18,
                                                                       1997             1996
                                                                  ------------      -----------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                        $    491,080      $   415,392
Depreciation and amortization                                        1,779,066        1,564,354
Minority interest in income of Affiliated Partnerships                  56,441           32,683
Changes in other assets and liabilities                                610,581          757,186
                                                                  ------------      -----------
Net cash provided (used) by operating activities                     2,937,168        2,769,615
                                                                  ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                  (3,554,816)      (4,548,650)
Decrease (increase) in other assets                                     49,936          (34,857)
Proceeds from sale of assets                                               750          214,400
                                                                  ------------      -----------
Net cash used by investing activities                               (3,504,130)      (4,369,107)
                                                                  ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                      (8,560,651)      (7,248,926)
Proceeds from long-term obligations                                 10,198,412        9,071,248
Repurchase of common stock                                            (664,924)
Distributions to minority interests in Affiliated Partnership          (19,252)         (38,503)
                                                                  ------------      -----------
Net cash provided (used) by financing activities                       953,585        1,783,819
                                                                  ------------      -----------

NET INCREASE (DECREASE) IN
  CASH AND EQUIVALENTS                                                 386,623          184,327
CASH AND EQUIVALENTS
  BEGINNING OF THE PERIOD                                              927,261        1,102,060
                                                                  ------------      -----------
CASH AND EQUIVALENTS AT END OF PERIOD                             $  1,313,884      $ 1,286,387
                                                                  ============      ===========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                        $    658,118      $   435,131
  Income taxes                                                    $    115,327      $   123,752
Non-cash activities:
  Property additions financed by accounts payable                 $    347,371      $ 1,099,095

              (See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Presentation
         ------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation have been included.

         The Company's year consists of one sixteen-week and three twelve-week quarters.

Item 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

REVENUES
--------

         Revenues for the first quarter of 1997 rose $3,431,000 or 15% from the first quarter of 1996. The increase was a result of i) the opening of six restaurants during 1996, ii) the opening of two restaurants during the first quarter of 1997, and iii) an increase of approximately .1% or $15,000 in same-store sales from $18,173,000 in 1996 to $18,188,000 in 1997 at restaurants opened for at least 18 months.

         Although modest, management is encouraged by the increase in same-store sales during the first quarter of 1997. A significantly milder winter, along with the Company's programs to build check average and stabilize beverage sales, have all contributed to the first same-store sales gain in five quarters. Furthermore, the two restaurants opened in 1997 are achieving average sales in excess of $64,000 per week since opening. With the expected opening of three additional restaurants during fiscal 1997, the Company expects revenue growth of approximately 15% for the remainder of 1997.

COSTS AND EXPENSES
------------------

         Cost of goods sold, as a percentage of revenues, increased from 26.5% for the first quarter of 1996 to 27.0% for the first quarter of 1997. The increase was, in part, a result of slightly higher ground beef and steak prices but primarily a result of the introduction of higher priced entrees subsequent to the first quarter of 1996. Higher priced entrees, introduced to build check average, generally sell at a higher cost of sales but produce more gross margin dollars. The overall acceptance of these new menu items has been high and thus put upward pressure on cost of goods sold as they have become a larger percentage of the sales mix. Management believes the acceptance has contributed to the recent improvement in same-store sales.

         Payroll and benefits, as a percentage of revenues, remained relatively constant during the first quarter of both 1996 and 1997 at 31.1% and 31.0%, respectively. Management believes the demand for restaurant employees brought on by the industry over-building of recent years will make it difficult to significantly reduce payroll and benefits, as a percentage of revenues in the near term.

         Other operating expenses, as a percentage of revenues, declined from 30.4% for the first quarter of 1996 to 29.6% for the first quarter of 1997. The decrease was primarily a result of lower rental expense due to the Company's increased ownership of real estate.

ADMINISTRATIVE EXPENSES
-----------------------

         Administrative expenses, as a percentage of revenue, declined from 6.8% for the first quarter of 1996 to 6.6% for the first quarter of 1997. Management expects the decline, as a percentage of revenues, will continue as revenue growth exceeds the growth in administrative expenses. In dollars, administrative expenses increased 11% from the first quarter of 1996 to the first quarter of 1997. The increase was a result of two additional regional managers to support the increased number of restaurants, an additional MIS staff person and raises for corporate employees.

INTEREST EXPENSE
----------------

         Interest expense increased 38% from the first quarter of 1996 to the first quarter of 1997. The increase was a result of a 22% or $6.1 million increase in long-term obligations from the first quarter of 1996 to the first quarter of 1997 and a reduction in the capitalization of construction period interest from approximately $154,000 during the first quarter of 1996 to $73,000 during the first quarter of 1997. The Company expects the increase in interest to decline as it expects to fund a greater portion of its capital expenditures from internally generated funds during the remainder of 1997.

INCOME TAXES
------------

         The Company's effective tax rate declined from 32% for all of 1996 to 30% for the first quarter of 1997 due to the enactment of the work opportunity tax credit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's working capital ratio increased from .4 to 1 at October 27, 1996 to .5 to 1 at February 16, 1997. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first quarter of 1997, the Company expended approximately $3,555,000 for property additions, $8,561,000 to reduce long-term obligations, $665,000 to repurchase approximately 100,000 shares of common stock, distributed $19,000 to minority interests in the affiliated partnerships, and increased cash $387,000. Funds for such expenditures were provided primarily by $10,198,000 from proceeds of long-term obligations, and $2,937,000 from operations. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

         At February 16, 1997 three restaurants were under construction: two in Atlanta, Georgia plus one in Greenville, South Carolina. In addition, a contract for the purchase of ground has been entered into for a site in Maumee, a suburb of Toledo, Ohio. The Company is also negotiating for additional sites in Columbus, Ohio, Charlotte, North Carolina and Chicago, Illinois. The Company expects to open both Atlanta locations during the second quarter of 1997 and the Greenville location during the third quarter. The restaurant in Maumee and the sites under negotiation are expected to open in 1998.

         Funding for new restaurants will be provided by cash flow from operations, equipment leasing and the Company's revolving credit line. At February 16, 1997, the Company had approximately $800,000 available under its $15.0 million revolving credit line and approximately $1.4 million available under equipment lease commitments. Early in the second quarter of 1997 the Company received a commitment to increase the limit under its revolving credit line to $18.0 million.

INVESTMENT CONSIDERATIONS
-------------------------

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Reform Act only became law in late December 1995 and, except for the Conference Reports, no official interpretations of the Reform Act's provisions have been published. Many of the following important factors have been discussed in the Company's prior filings with the Securities and Exchange Commission.

         In addition to the other information in this Report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for the Fiscal Year ended October 26, 1997 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

1. Dependence on Management - The Company's senior management has almost 60 years experience with the Company. The loss of one or more key executives could have an adverse effect on the Company.

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

         March 17, 1997
  ----------------------------
             Date

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