Form 10-Q
period 1997-05-11
MAX & ERMAS RESTAURANTS INC
filed 1997-06-10
CIK 706471

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

For Quarter Ended  May 11, 1997             Commission file number  0-11514
                  --------------                                   ---------
                         Max & Erma's Restaurants, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    No. 31-1041397
------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

 4849 Evanswood Drive, Columbus, Ohio                     43229
------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (614) 431-5800
                                                   ----------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.

                      YES __X__       NO _____

As of the close of the period covered by this report, the registrant had outstanding 4,148,390 common shares.

         PART I - FINANCIAL INFORMATION / ITEM 1 - FINANCIAL STATEMENTS MAX & ERMA'S RESTAURANTS, INC. - BALANCE SHEETS (UNAUDITED)


                                     ASSETS

                                                                             May 11,                     October 27,
Current Assets:                                                               1997                          1996
                                                                          ------------                  ------------
Cash                                                                      $  1,656,786                  $    927,261
Inventories                                                                    752,635                       641,196
Other Current Assets                                                         1,459,568                     1,546,881
                                                                          ------------                  ------------
Total Current Assets                                                         3,868,989                     3,115,338

Property - At Cost:                                                         74,131,416                    70,085,464
Less Accumulated Depreciation and Amortization                              19,597,185                    17,370,256
                                                                          ------------                  ------------
Property - Net                                                              54,534,231                    52,715,208

Other Assets                                                                 2,742,708                     2,653,695
                                                                          ------------                  ------------
Total                                                                     $ 61,145,928                  $ 58,484,241
                                                                          ============                  ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Obligations                               $  1,459,427                  $  1,407,604
Accounts Payable                                                             2,401,849                     3,413,340
Accrued Liabilities                                                          3,896,790                     3,361,156
                                                                          ------------                  ------------
Total Current Liabilities                                                    7,758,066                     8,182,100
Long-Term Obligations - Less Current Maturities                             34,825,435                    32,349,305
Minority Interests in Affiliated Partnerships                                   67,213                        45,288

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
Authorized 10,000,000 Shares,
Issued and Outstanding 4,148,390 Shares
   at 5/11/97 and 4,226,497 Shares at 10/27/96                                 414,839                       422,650
Additional Capital                                                          10,923,244                    11,432,112
Retained Earnings                                                            7,157,131                     6,052,786
                                                                          ------------                  ------------
Total Stockholders' Equity                                                  18,495,214                    17,907,548
                                                                          ------------                  ------------
Total                                                                     $ 61,145,928                  $ 58,484,241
                                                                          ============                  ============

       (See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                        STATEMENTS OF INCOME (UNAUDITED)


                                                       Twelve Weeks Ended                           Twenty-eight Weeks Ended
                                                       ------------------                           ------------------------
                                                  May 11,                May 12,                 May 11,                 May 12,
                                                   1997                   1996                    1997                    1996
                                               ------------           ------------            ------------            ------------
REVENUES:                                      $ 21,099,072           $ 18,263,248            $ 47,608,936            $ 41,341,749

COSTS AND EXPENSES:
Costs of Goods Sold                               5,661,952              4,851,329              12,808,939              10,960,278
Payroll and Benefits                              6,541,666              5,541,559              14,767,384              12,726,289
Other Operating Expenses                          6,068,672              5,321,655              13,910,163              12,340,613
Administrative Expenses                           1,276,536              1,201,638               3,017,515               2,774,573
                                               ------------           ------------            ------------            ------------
Total Operating Expenses                         19,548,826             16,916,181              44,504,001              38,801,753
                                               ------------           ------------            ------------            ------------
Operating Income                                  1,550,246              1,347,067               3,104,935               2,539,996
Interest Expense                                    644,748                473,889               1,440,912               1,052,747
Minority Interest in Income
  of Affiliated Partnerships                         23,237                 24,451                  79,678                  57,134
                                               ------------           ------------            ------------            ------------

INCOME BEFORE INCOME TAXES                          882,261                848,727               1,584,345               1,430,115
INCOME TAXES                                        269,000                269,000                 480,000                 435,000
                                               ------------           ------------            ------------            ------------

NET INCOME                                     $    613,261           $    579,727            $  1,104,345            $    995,115
                                               ============           ============            ============            ============

NET INCOME
 PER COMMON SHARE                              $       0.15           $       0.14            $       0.26            $       0.23
                                               ============           ============            ============            ============

WEIGHTED AVERAGE COMMON
 AND COMMON EQUIVALENT
 SHARES OUTSTANDING                               4,175,031              4,249,410               4,203,588               4,247,076
                                               ============           ============            ============            ============

 (See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              Twenty-Eight Weeks Ended
                                                                                              ------------------------
                                                                                         May 11,                     May 12,
                                                                                          1997                        1996
                                                                                      ------------                ------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                                            $  1,104,345                $    995,115
Depreciation and amortization                                                            3,115,538                   2,965,775
Minority interest in income of Affiliated Partnerships                                      79,680                      57,134
Changes in other assets and liabilities                                                    595,809                     100,555
                                                                                      ------------                ------------
Net cash provided by operating activities                                                4,895,372                   4,118,579
                                                                                      ------------                ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                                      (5,726,314)                 (7,827,034)
Decrease (increase) in other assets                                                         25,345                    (102,494)
Proceeds from sale of assets                                                                 1,250                     214,400
                                                                                      ------------                ------------
Net cash used by investing activities                                                   (5,699,719)                 (7,715,128)
                                                                                      ------------                ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                                         (30,634,483)                (20,261,132)
Proceeds from long-term obligations                                                     32,829,165                  23,713,606
Proceeds from sale of common stock                                                          61,869                      18,117
Cash paid for Purchase of Common stock                                                    (664,924)
Distributions to minority interests in Affiliated Partnership                              (57,755)                    (96,258)
                                                                                      ------------                ------------
Net cash provided by financing activities                                                1,533,872                   3,374,333
                                                                                      ------------                ------------

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS                                              729,525                    (222,216)
CASH & EQUIVALENTS BEGINNING OF PERIOD                                                     927,261                   1,102,060
                                                                                      ------------                ------------

CASH & EQUIVALENTS AT END OF PERIOD                                                   $  1,656,786                $    879,844
                                                                                      ============                ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                                            $  1,290,022                $    954,658
  Income taxes                                                                        $    498,631                $    313,908
Non-cash activities:
  Property additions financed by capital leases                                       $    227,263                $    463,465
  Property additions financed by accounts payable                                     $    193,015                $    891,443
  Tax benefit of stock exercised & sold within one year                               $     44,249                $     13,399


     (See notes to financial statements)                                      4

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

2.       Basic and Diluted Earnings Per Share

         Financial Accounting Standard No. 128 (FAS 128) "Earnings Per Share", becomes effective for periods ending after December 15, 1997, which for the Company will be the first quarter of fiscal 1998. FAS 128 requires the calculation of earnings per share (EPS) under two methods, basic and diluted. Basic EPS is calculated as income available to common shareholders divided by the weighted-average common shares outstanding. Diluted EPS is calculated giving effect to all dilutive potential common shares, such as options and various convertible securities. Once adopted, FAS 128 requires restatement of EPS for all periods presented. The following pro forma information presents the second quarter and six months of 1997 and 1996 EPS calculated in accordance with FAS 128.

                                                             Twelve Weeks Ended             Twenty-Eight Weeks Ended
                                                        May 11, 1997     May 12, 1996     May 11, 1997     May 12, 1996
                                                      ---------------   --------------   --------------  ---------------
    Income available to common  shareholders          $       613,261   $      579,727   $    1,104,345  $       995,115
                                                      ===============   ==============   ==============  ===============
    Number of shares for computation of basic EPS           4,147,064        4,124,919        4,165,202        4,122,170
                                                      ===============   ==============   ==============  ===============

    Pro forma basic EPS                               $           .15   $          .14   $          .27  $           .24
                                                      ===============   ==============   ==============  ===============

    Income for computation of  diluted EPS            $       613,261   $      579,727   $    1,104,345  $       995,115
                                                      ===============   ==============   ==============  ===============
    Number of shares for computation of diluted
       EPS                                                  4,175,031        4,249,410        4,203,588        4,247,076
                                                      ===============   ==============   ==============  ===============
    Pro forma diluted EPS                             $           .15   $          .14   $          .26  $           .23
                                                      ===============   ==============   ==============  ===============

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

REVENUES

         Revenues for the second quarter of 1997 rose $2,836,000 or 16% from the second quarter of 1996. The increase was a result of i) the opening of two restaurants during the second quarter of 1996, ii) the opening of one restaurant during each of the third and fourth quarters of 1996, iii) the opening of two restaurants during each of the first and second quarters of 1997, iv) an increase of approximately 0.6% or $82,000 in same-store sales at restaurants opened for at least 18 months from $13,611,000 for the second quarter of 1996 to $13,693,000 for the second quarter of 1997, and v) higher sales at restaurants not included in same-store sales.

         Year-to-date revenues also increased 15% due to i) the openings referred to above, ii) two additional restaurant openings during the first quarter of 1996, iii) an increase in same-store sales of 0.3% or $98,000 from $31,784,000 for the first half of 1996 to $31,882,000 for the first half of 1997, and iv) the higher average sales at recent openings also referred to above.

         In light of the intense level of competition currently existing in the casual dining segment of the restaurant industry, management is encouraged by the second consecutive quarter of positive same-store sales and the sales performance of newer restaurants.

         Management believes programs to build dinner check average and increase beverage sales, along with an approximate 1% price increase, have all contributed to the quarterly and year-to-date same-store sales gains. At the start of 1996 the Company began to introduce higher priced entrees in an effort to increase its dinner check average, which management considered to be at the lower end of the range of its competitors. As a result, the dinner check average rose from $9.27 in 1995 to $9.58 for all of 1996. During the second quarter of 1997 a new menu introduced several new items and deleted certain lower priced menu items. This resulted in an increase in the dinner check average to $9.95 per person by the end of the quarter. Additionally, the beverage program introduced in 1996 has stabilized the food to beverage sales mix, with beverage sales representing approximately 18% of total revenues in both 1996 and 1997.

         The Company's newer restaurants significantly outperformed older restaurants during the quarter. During the second quarter of 1997 the 14 restaurants opened less than 18 months reported average weekly sales of $45,516, a 14% increase over average weekly sales of the restaurants included in same-store sales. The four restaurants opened during 1997 reported average weekly sales of $55,486 during the quarter, an increase of 38% over the same-store sales group. Sales of newer restaurants also compare favorably with chain-wide average weekly sales of $41,753 during the second quarter. Management believes better site selection, capacity and appeal of the Company's new prototype building, and the menu changes discussed above are all factors contributing to the performance of newer restaurants.

COSTS AND EXPENSES

         Cost of goods sold, as a percentage of revenues, increased slightly from 26.6% for the second quarter of 1996 to 26.8% for the second quarter of 1997. Year-to-date cost of goods sold, as a percentage of revenues, increased from 26.5% in 1996 to 26.9% in 1997. The increases were a result of higher beef and pork prices through much of l997 and the introduction of higher priced entrees, which have been introduced to build check average, but generally sell at a higher cost of sales and produce more gross margin dollars. The overall acceptance of these new menu items has been high and thus put upward pressure on cost of goods sold as they have become a larger percentage of the sales mix. The continued improvement in same-store sales is, to some extent, a result of the acceptance of these new items.

         Payroll and benefits, as a percentage of revenues, increased from 30.3% for the second quarter of 1996 to 31.0% for the second quarter of 1997. The increase was a result of two restaurant openings during the quarter, where labor is typically inefficient, as compared to one opening during the second quarter of 1996 and higher hourly pay rates brought on by a shortage of restaurant workers. Year-to-date payroll and benefits, as a percentage of revenues, increased from 30.8% in 1996 to 31.0% in 1997. The increase was a result of the factors discussed above but mitigated somewhat by a higher than normal payroll and benefits percentage during the first quarter of 1996 resulting from harsh winter weather and related sales declines during that quarter.

         Other operating expenses, as a percentage of revenues, declined from 29.1% for the second quarter of 1996 to 28.8% for the second quarter of 1997. Year-to-date other operating expenses, as a percentage of revenues, declined from 29.9% for 1996 to 29.2% for 1997. The decreases were primarily a result of slightly reduced advertising expenditures and reduced rental expense and depreciation expense due to the Company's increased ownership of real estate.

ADMINISTRATIVE EXPENSES

         Administrative expenses, as a percentage of revenue, declined from 6.6% for the second quarter of 1996 to 6.1% for the second quarter of 1997. For the year-to-date period administrative expenses declined from 6.7% in 1996 to 6.3% in 1997. The declines were a result of revenue increases in excess of the growth in administrative expenses. In dollar terms, administrative expenses increased 6% and 9% for the quarter and year-to-date periods, respectively. The increase was a result of two additional regional managers to support the increased number of restaurants, an additional MIS staff person and raises for corporate employees.

INTEREST EXPENSE

         Interest expense increased 36% from the second quarter of 1996 to the second quarter of 1997. Year-to-date interest expense increased 37% from 1996 to 1997. The increase was a result of a 17% or $5.0 million increase in long-term obligations from the end of the second quarter of 1996 to the end of the second quarter of 1997, a slight increase in interest rates on the Company's revolving credit line from 8.5% at May 12, 1996 to 9.0% at May 11, 1997 and a reduction in the capitalization of construction period interest. The Company capitalized $120,000 of construction period interest during the first 28 weeks of 1997 as compared to $246,000 during the comparable 1996 period.

INCOME TAXES

         The Company's effective tax rate remained constant at approximately 30.4% for the 28 weeks of 1996 and 1997.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital ratio increased from .4 to 1 at October
27, 1996 to       .5 to 1 at May 11, 1997. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first 28 weeks of 1997, the Company expended approximately $5,726,000 for property additions, $30,634,000 to reduce long-term obligations and $665,000 to repurchase approximately 100,000 shares of common stock; distributed $58,000 to minority interests in the affiliated partnerships, and increased cash $729,000. Funds for such expenditures were provided primarily by $32,829,000 from proceeds of long-term obligations, and $4,895,000 from operations. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

         At May 11, 1997, a restaurant was under construction in Greenville, South Carolina, which will open during the fourth quarter of 1997. In addition, contracts for the purchase of ground have been entered into for sites in Hilliard, Ohio, a suburb of Columbus and Maumee, Ohio, a suburb of Toledo. The Company is also negotiating for additional locations in Columbus, Ohio, Charlotte, North Carolina and Chicago, Illinois. The Company expects to open the five sites under contract or negotiation during 1998.

         Funding for new restaurants will be provided primarily by cash flow from operations and equipment leasing and, to the extent necessary, the Company's revolving credit line. During the second quarter of 1997 the Company's revolving credit line was increased from $15.0 million to $18.0 million. At May 11, 1997, the Company had approximately $3.0 million available under its credit line and approximately $1.0 million available under equipment lease commitments.

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

1. Dependence on Management - The Company's senior management has over 60 years experience with the Company. The loss of one or more key executives could have an adverse effect on the Company.

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

PART II

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on April 10, 1997 for the purpose of electing three Class I directors for three-year terms expiring in 2000 and ratifying Deloitte & Touche LLP as the Company's independent auditors for the 1997 fiscal year.

         Each nominee to the Company's Board of Directors was elected by the following vote:

                                                               Votes For         Votes Withheld
                                                               ---------         --------------
         Roger D. Blackwell                                    3,326,206             15,694
         William C. Niegsch, Jr.                               3,326,866             15,034
         Robert A. Rothman                                     3,323,001             18,899


         Additionally, Deloitte & Touche LLP was ratified as the Company's independent auditors for the 1997 fiscal year by a vote of 3,320,711 shares for, 14,963 against, and 6,226 shares abstained.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The exhibits listed in the accompanying index to exhibits on page 12 are filed as part of this report.

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

                                 MAX & ERMA'S RESTAURANTS, INC.
                                 ------------------------------
                                          Registrant

                                          /s/ Todd B. Barnum
                                 --------------------------------------
                                          Todd. B. Barnum
                                          Chairman of the Board
                                          (Chief Executive Officer)

                                          /s/ William C. Niegsch, Jr.
                                 --------------------------------------
                                          William C. Niegsch, Jr.
                                          Executive Vice President &
                                          Chief Financial Officer

         June 10, 1997
     ---------------------
             Date

                         MAX & ERMA'S RESTAURANTS INC.

                                 EXHIBIT INDEX

Exhibit No.             Exhibit                                                     Page No.
-----------             -------                                                     --------
    2                   Not applicable

    3                   Not applicable

    4                   Not applicable

   10                   Fourth Amendment to Revolving Credit Agreement                13

   11                   Not applicable

   15                   Not applicable

   18                   Not applicable

   19                   Not applicable

   22                   Not applicable

   23                   Not applicable

   24                   Not applicable

   27                   Financial Data Schedule