Form 10-Q
period 1997-08-03
MAX & ERMAS RESTAURANTS INC
filed 1997-09-08
CIK 706471

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)


For Quarter Ended  August 3, 1997          Commission file number  0-11514
                  ----------------                                ---------

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

As of the close of the period covered by this report, the registrant had outstanding 4,161,137 common shares.

         PART I - FINANCIAL INFORMATION / ITEM 1 - FINANCIAL STATEMENTS MAX & ERMA'S RESTAURANTS, INC. - BALANCE SHEETS (UNAUDITED)

                                     ASSETS
                                     ------
                                                        August 3,         October 27,
                                                          1997               1996
                                                       -----------        -----------
Current Assets:
Cash                                                   $ 1,191,441        $   927,261
Inventories                                                758,755            641,196
Other Current Assets                                     1,454,270          1,546,881
                                                       -----------        -----------
Total Current Assets                                     3,404,466          3,115,338

Property - At Cost:                                     77,455,724         70,085,464
Less Accumulated Depreciation and Amortization          20,245,942         17,370,256
                                                       -----------        -----------
Property - Net                                          57,209,782         52,715,208

Other Assets                                             2,706,646          2,653,695
                                                       -----------        -----------
Total                                                  $63,320,894        $58,484,241
                                                       ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
Current Maturities of Long-Term Obligations            $ 1,455,060        $ 1,407,604
Accounts Payable                                         4,019,464          3,413,340
Accrued Liabilities                                      3,758,166          3,361,156
                                                       -----------        -----------
Total Current Liabilities                                9,232,690          8,182,100
Long-Term Obligations - Less Current Maturities         34,887,908         32,349,305
Minority Interests in Affiliated Partnerships               42,545             45,288

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
Authorized 10,000,000 Shares,
Issued and Outstanding 4,161,137 Shares
   at 8/3/97 and 4,226,497 Shares at 10/27/96              416,114            422,650
Additional Capital                                      10,956,178         11,432,112
Retained Earnings                                        7,785,459          6,052,786
                                                       -----------        -----------
Total Stockholders' Equity                              19,157,751         17,907,548
                                                       -----------        -----------
Total                                                  $63,320,894        $58,484,241
                                                       ===========        ===========

       (See notes to financial statements)
                                                                              2

                         MAX & ERMA'S RESTAURANTS, INC.
                        STATEMENTS OF INCOME (UNAUDITED)

                                                Twelve Weeks Ended                       Forty Weeks Ended
                                                ------------------                       -----------------
                                           August 3,           August 4,            August 3,          August 4,
                                             1997                1996                 1997               1996
                                          -----------         -----------          -----------        -----------
REVENUES:                                 $22,252,057         $19,415,445          $69,860,993        $60,757,194

COSTS AND EXPENSES:
Costs of Goods Sold                         6,091,006           5,161,837           18,899,945         16,122,115
Payroll and Benefits                        6,902,708           5,929,055           21,670,092         18,655,344
Other Operating Expenses                    6,428,451           5,728,432           20,338,614         18,069,046
Administrative Expenses                     1,273,814           1,143,687            4,291,329          3,918,260
                                          -----------         -----------          -----------        -----------
Total Operating Expenses                   20,695,979          17,963,011           65,199,980         56,764,765
                                          -----------         -----------          -----------        -----------
Operating Income                            1,556,078           1,452,434            4,661,013          3,992,429
Interest Expense                              663,165             516,618            2,104,077          1,569,365
Minority Interest in Income (Loss)
  of Affiliated Partnerships                   (5,415)             10,255               74,263             67,389
                                          -----------         -----------          -----------        -----------

INCOME BEFORE INCOME TAXES                    898,328             925,561            2,482,673          2,355,675
INCOME TAXES                                  270,000             300,000              750,000            735,000
                                          -----------         -----------          -----------        -----------

NET INCOME                                $   628,328         $   625,561          $ 1,732,673        $ 1,620,675
                                          ===========         ===========          ===========        ===========

NET INCOME
 PER COMMON SHARE                         $      0.15         $      0.15          $      0.41        $      0.38
                                          ===========         ===========          ===========        ===========


WEIGHTED AVERAGE COMMON
 AND COMMON EQUIVALENT
 SHARES OUTSTANDING                         4,196,069           4,279,862            4,201,332          4,256,911
                                          ===========         ===========          ===========        ===========

       (See notes to financial statements)
                                                                              3

                         MAX & ERMA'S RESTAURANTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Forty Weeks Ended
                                                                              -----------------
                                                                        August 3,            August 4,
                                                                          1997                 1996
                                                                      ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $  1,732,673         $  1,620,675
Depreciation and amortization                                            4,459,154            4,309,548
Minority interest in income of Affiliated Partnerships                      74,263               67,389
Changes in other assets and liabilities                                    408,884              659,254
                                                                      ------------         ------------
Net cash provided by operating activities                                6,674,974            6,656,866
                                                                      ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                      (7,246,810)          (9,702,849)
Decrease (increase) in other assets                                           (974)            (220,825)
Proceeds from sale of assets                                                 1,250              215,400
                                                                      ------------         ------------
Net cash used by investing activities                                   (7,246,534)          (9,708,274)
                                                                      ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                         (38,922,413)         (27,557,409)
Proceeds from long-term obligations                                     40,426,313           30,435,970
Proceeds from sale of common stock                                          73,770               37,490
Cash paid for purchase of common stock                                    (664,924)
Distributions to minority interests in Affiliated Partnerships             (77,006)            (134,761)
                                                                      ------------         ------------
Net cash provided by financing activities                                  835,740            2,781,290
                                                                      ------------         ------------

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS                              264,180             (270,118)
CASH & EQUIVALENTS BEGINNING OF PERIOD                                     927,261            1,102,060
                                                                      ------------         ------------

CASH & EQUIVALENTS AT END OF PERIOD                                   $  1,191,441         $    831,942
                                                                      ============         ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                            $  1,956,263         $  1,463,356
  Income taxes                                                        $    800,151         $    676,431
Non-cash activities:
  Property additions financed by capital leases                       $    920,862         $  1,442,865
  Property additions financed by accounts payable                     $  2,253,218         $    837,078
  Tax benefit of stock exercised & sold within one year               $     44,249         $     13,399

     (See notes to financial statements)
                                                                              4

                         MAX & ERMA'S RESTAURANTS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Presentation
         ------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments, consisting of only normal recurring accruals considered necessary for a fair presentation, have been included.

         The Company's year consists of one sixteen-week and three twelve-week quarters.


2.       Basic and Diluted Earnings Per Share
         ------------------------------------

         Financial Accounting Standard No. 128 (FAS 128) "Earnings Per Share", becomes effective for periods ending after December 15, 1997, which for the Company will be the first quarter of fiscal 1998. FAS 128 requires the calculation of earnings per share (EPS) under two methods, basic and diluted. Basic EPS is calculated as income available to common shareholders divided by the weighted-average common shares outstanding. Diluted EPS is calculated giving effect to all dilutive potential common shares, such as options and various convertible securities. Once adopted, FAS 128 requires restatement of EPS for all periods presented. The following pro forma information presents the third quarter and nine months of 1997 and 1996 EPS calculated in accordance with FAS 128.

                                                              Twelve Weeks Ended                  Forty Weeks Ended
                                                        Aug. 3, 1997      Aug. 4, 1996      Aug. 3, 1997      Aug. 4, 1996
                                                        ------------      ------------      ------------      ------------
    Income available to common shareholders              $  628,328        $  625,561        $1,732,673        $1,620,675
                                                         ==========        ==========        ==========        ==========
    Number of shares for computation of basic EPS         4,160,157         4,279,862         4,163,689         4,169,478
                                                         ==========        ==========        ==========        ==========
    Pro forma basic EPS                                  $      .15        $      .15        $      .42        $      .39
                                                         ==========        ==========        ==========        ==========

    Income for computation of diluted EPS                $  628,328        $  625,561        $1,732,673        $1,620,675
                                                         ==========        ==========        ==========        ==========
    Number of shares for computation of
      diluted EPS                                         4,196,069         4,279,862         4,201,332         4,256,911
                                                         ==========        ==========        ==========        ==========
    Pro forma diluted EPS                                $      .15        $      .15        $      .41        $      .38
                                                         ==========        ==========        ==========        ==========

Item 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

REVENUES
- --------

         Revenues for the third quarter of 1997 rose $2,837,000 or 15% from the third quarter of 1996. The increase was a result of i) the opening of one restaurant during each of the third and fourth quarters of 1996, ii) the opening of four restaurants during the first half of 1997, iii) an increase of approximately $48,000 or 0.3% in same-store sales at restaurants opened for at least 18 months, and iv) higher sales at restaurants not included in same-store sales.

         Year-to-date revenues increased $9,104,000 or 15% from 1996 to 1997. The increase was a result of i) a total of six restaurants opened during 1996,
ii) the opening of four restaurants during 1997, iii) an increase in same-store sales of approximately $276,000 or 0.6% from 1996 to 1997, and iv) higher average sales at restaurants not included in the year-to-date same-store sales calculation.

         Results for the third quarter of 1997 represent the third consecutive quarter of positive same-store sales. Management believes its programs to build dinner check average and stabilize beverage sales along with approximately a 1-1/2% price increase have all contributed to the same-store sales gains. Higher priced entrees introduced in 1996 and 1997 have resulted in an increase in dinner check average from $9.27 in 1995 to $9.58 in 1996 and to $9.95 in 1997. A complete beverage merchandising program introduced in 1996 has stabilized the food to beverage sales mix, with beverage sales representing approximately 18% of total sales in both 1996 and 1997.

         The performance of newer restaurants contributed significantly to total revenue growth during both the quarter and year-to-date periods. During the third quarter of 1997 the 10 restaurants opened less than 18 months reported average weekly sales of $47,739, a 14% increase over the average weekly sales of restaurants included in same-store sales. Year-to-date the 14 restaurants not included in same-store sales generated average sales approximately 13% higher than the same-store sales group. During the third quarter of 1997 the four restaurants opened during the year reported average weekly sales of $52,295, which compares favorably with chain-wide average sales of $43,095 per week. Management believes better site selection, capacity and appeal of the Company's new prototype building, and the menu changes discussed above are all factors contributing to the performance of newer restaurants.

         During the third quarter of 1997 the Company entered into license agreements with two different companies to operate a Max & Erma's restaurant in the Columbus, Ohio airport and two Max & Erma's restaurants in the Cleveland, Ohio airport. The agreements require an initial license fee plus a monthly royalty payment based on sales at each licensed location. The Company expects all three locations to open during the first half of 1998. The initial license fees should offset the Company's out-of-pocket costs in meeting its pre-opening obligations under the agreements. The Company expects to receive approximately $200,000 in annual royalty payments under the license agreements.

COSTS AND EXPENSES
- ------------------

         Cost of goods sold, as a percentage of revenues, increased from 26.6% for the third quarter of 1996 to 27.3% for the third quarter of 1997. Year-to-date cost of goods sold, as a percentage of revenues, increased from 26.5% for 1996 to 27.1% for 1997. The increases were a result of higher beef and ground beef prices. The price per pound of ground beef has risen 20% from the third quarter of 1996 to the third quarter of 1997. Additionally, the introduction of higher priced entrees, introduced to build check averages, has increased cost of sales. Higher priced menu items generally sell at a higher cost of sales but produce more gross margin dollars.

         Payroll and benefits, as a percentage of revenues, increased from 30.5% for the third quarter of 1996 to 31.0% for the third quarter of 1997. Year-to-date payroll and benefits, as a percentage of revenues, increased from 30.7% in 1996 to 31.0% in 1997. The increases are a result of higher hourly pay rates brought on by a shortage of restaurant workers.

         In response to the increases in cost of goods sold and payroll and benefits, the Company raised menu prices approximately 2% at the start of the fourth quarter of 1997. In addition, every menu item is being reviewed for product specification changes which could lower cost of goods sold and for labor savings opportunities. Menu items with excessive labor may be removed from the Company's menu.

         Other operating expenses, as a percentage of revenues, declined from 29.5% for the third quarter of 1996 to 28.9% for the third quarter of 1997. Year-to-date other operating expenses, as a percentage of revenues, declined from 29.7% for 1996 to 29.1% for 1997. The decreases were primarily a result of reduced rental expense and depreciation expense due to the Company's increased ownership of real estate.


ADMINISTRATIVE EXPENSES
- -----------------------

         Administrative expenses, as a percentage of revenue, declined from 5.9% for the third quarters of 1996 to 5.7% for the third quarter of 1997. For the year-to-date period administrative expenses declined from 6.5% in 1996 to 6.1% in 1997. The declines were a result of revenue increases in excess of the growth of administrative expenses. In dollar terms, administrative expenses increased 11% and 10% for the quarter and year-to-date periods, respectively. The increase was a result of two additional regional managers to support the increased number of restaurants, an additional MIS staff person and raises for corporate employees.

INTEREST EXPENSE
- ----------------

         Interest expense increased 28% from the third quarter of 1996 to the third quarter of 1997. Year-to-date interest expense increased 34% from 1996 to 1997. The increase was a result of a 15% or $4.5 million increase in long-term obligations from the end of the third quarter of 1996 to the end of the third quarter of 1997, a slight increase in interest rates on the Company's revolving credit line from 8.5% at August 4, 1996 to 9.0% at August 3, 1997 and a reduction in the capitalization of construction period interest. The Company capitalized $158,000 of construction period interest during the first 40 weeks of 1997 as compared to $321,000 during the comparable 1996 period. During the third quarter of 1997 the Company's long-term obligations remained essentially unchanged as capital expenditures were funded by cash flow from operations.


INCOME TAXES
- ------------

         The Company's effective tax rate declined slightly from 31.2% for 1996 to 30.2% for 1997 due to the introduction of the Work Opportunity Tax Credit program.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

         The Company's working capital ratio remained steady at .4 to 1 at both October 27, 1996 and August 3, 1997. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first 40 weeks of 1997, the Company expended approximately $7,247,000 for property additions, $38,922,000 to reduce long-term obligations and $665,000 to repurchase approximately 100,000 shares of common stock; distributed $77,000 to minority interests in the affiliated partnerships, and increased cash $264,000. Funds for such expenditures were provided primarily by $40,426,000 from proceeds of long-term obligations, and $6,675,000 from operations. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

         At August 3, 1997, a restaurant was under construction in Greenville, South Carolina, which will open during the fourth quarter of 1997. In addition, restaurants were under construction in the cities of Columbus and Hilliard, Ohio, a suburb of Columbus and Maumee, Ohio, a suburb of Toledo. The Company is also negotiating for an additional location in Chicago, Illinois. The Company expects to open a total of five restaurants during 1998.

         Funding for new restaurants will be provided primarily by cash flow from operations and equipment leasing and, to the extent necessary, the Company's revolving $18.0 million credit line. At August 3, 1997, the Company had approximately $3.0 million available under its credit line and approximately $800,000 under equipment lease commitments. The Company expects to increase its equipment lease commitments to $1.5 million for use in fiscal 1998.


INVESTMENT CONSIDERATIONS
- -------------------------

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


                            MAX & ERMA'S RESTAURANTS, INC.
                            ------------------------------
                                     Registrant


                            ----------------------------------------
                                     Todd. B. Barnum
                                     Chairman of the Board
                                     (Chief Executive Officer)


                            ----------------------------------------
                                     William C. Niegsch, Jr.
                                     Executive Vice President &
                                     Chief Financial Officer


  September 8, 1997
- ----------------------
         Date

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