Form 10-Q/A
period 1997-08-03
MAX & ERMAS RESTAURANTS INC
filed 1997-09-09
CIK 706471

                                FORM 10-Q/A No.1


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


         In addition to the other information in this amended Report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for the Fiscal Year ended October 26, 1997 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.


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

     (b)  Reports on Form 8-K

          None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MAX & ERMA'S RESTAURANTS, INC.
                            ------------------------------
                                     Registrant

                                 /s/ Todd. B. Barnum
                            ----------------------------------------
                                     Todd. B. Barnum
                                     Chairman of the Board
                                     (Chief Executive Officer)


                                 /s/ William C. Niegsch, Jr.
                            ----------------------------------------
                                     William C. Niegsch, Jr.
                                     Executive Vice President &
                                     Chief Financial Officer


  September 9, 1997
- ----------------------
         Date

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