Form 10-K
period 1997-10-26
MAX & ERMAS RESTAURANTS INC
filed 1998-01-14
CIK 706471

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                   For the fiscal year ended October 26, 1997
                        Commission File Number: 0-11514

                         Max & Erma's Restaurants, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                   No. 31-1041397
-------------------------------                      ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

4849 Evanswood Drive Columbus, Ohio                  43229
--------------------------------------               ----------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code   (614) 431-5800
                                                     ----------------------

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing
requirements for at least the past 90 days. YES _X_   NO ___

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value has been computed by reference to the closing bid price of such stock, as of December 31, 1997.


            Total shares outstanding                          4,250,663

            Number of shares owned beneficially               1,791,131
             and/or of record by directors
             and officers (1)

            Number of shares held by persons                  2,745,632
             other than directors or
             officers

            Closing bid price                                 $6.13

            Market value of shares held by                    $16,830,724
             persons other than directors
             or officers


(1) For purposes of this computation all officers and directors are included, although not all are necessarily "affiliates." Includes options to purchase 286,100 shares of common stock, all of which are presently exercisable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                            4,250,663 Common Shares
                     were outstanding at December 31, 1997


                      DOCUMENTS INCORPORATED BY REFERENCE


1.  Annual Report to Shareholders for the Fiscal Year Ended October 26,1997 (in
    pertinent parts, as indicated).....Parts II and IV.

2.  Proxy Statement for 1998 Annual Meeting of Shareholders (in pertinent parts, as indicated).....Part III.

                                     PART I

Item 1. BUSINESS

         Max & Erma's Restaurants, Inc. (the "Company"), directly and through affiliated partnerships, owns and operates a chain of forty-six Max & Erma's restaurants at December 31, 1997. The Company is a Delaware corporation organized in 1982, as the successor to a restaurant business founded in 1971. The Company has registered the phrase "Max & Erma's - Neighborhood Gathering Place" and its associated logo as a service mark with the United States Patent and Trademark Office.

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

     Max & Erma's restaurants are open for both lunch and dinner seven days a week. Hours of operation are generally 11:00 a.m. to midnight. During fiscal 1997, the average check was approximately $7.97 at lunch and $9.72 at dinner. The lunch and dinner meal periods accounted for approximately 35.7% and 64.3% of net sales, respectively. Alcoholic beverages constituted approximately 13.0% of net sales in fiscal 1997.

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

         Max & Erma's restaurants have always been known for gourmet hamburgers and specialty sandwiches; however, one part of the Company's focus on the customer is an evolving menu that changes to meet consumer tastes. The Company believes its menu should be fun as well as innovative and reviews, and revises as necessary, the menu twice each year, and in addition offers an annual summer menu. During 1996 the Company expanded its entree offerings in an effort to increase its per person dinner check average, a process that continued through 1997. By periodically modifying its menu through the introduction of a broad range of appealing new menu items the Company has achieved a more diversified sales mix.

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

         The Company owns forty-four of the Max & Erma's restaurants currently in operation. Two are owned by separate affiliated partnerships. In addition to the specified percentage interest in the profits and losses of the affiliated partnerships, the Company is paid an annual fee equal to 6% or 7% of gross revenues for managing the two Max & Erma's restaurants owned by the partnerships. Each management contract provides for monthly payments to the Company for an initial term of two years and renewal terms aggregating 20 additional years upon the mutual agreement of the parties.

         During 1997 the Company entered into two separate franchise agreements to operate a Max & Erma's restaurant in the Columbus, Ohio airport and two restaurants in the Cleveland, Ohio airport. Terms of the agreements call for an initial franchise fee of $25,000 to $40,000 plus a monthly royalty of 4 or 5% of sales. All three restaurants are expected to open during 1998 and should generate annual royalty payments of approximately $200,000.

         In early 1998 the Company signed a letter of intent, which grants a franchisee the right to operate Max & Erma's restaurants in the state of West Virginia. Upon execution of a franchise agreement, the franchisee will be obligated to open the first restaurant within 12 months. If a minimum sales volume is achieved during the first 18 months of operation the franchisee will be required to open at least two additional restaurants during the next four and one-half years.

         The Company anticipates testing a second restaurant concept during 1998. The "new concept" will occupy approximately 4,000 square feet of leased space, open for dinner only, and primarily serve pasta and gourmet pizzas prepared in a wood-burning oven. Management expects the "new concept" to generate an average dinner check, including alcoholic beverages, of appoximately $13 to $15 per person and annualized sales of approximately $1.25 million per location.

Competition

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

Employees

         At November 30, 1997, the Company had 3,820 employees, of which 1,419 were full-time restaurant employees, 2,187 were part-time restaurant employees, 58 were corporate staff personnel and 156 were restaurant managerial personnel. None of the Company's employees are represented by a labor union or a collective bargaining unit. The Company considers relations with its employees to be good.

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

         Restaurant operations are administered by a management staff headed by the Chief Operating Officer. A Regional Vice President of Operations reports to the Chief Operating Officer. Ten regional managers, each of whom supervises the operations of four to five restaurants, report to either the Chief Operating Officer or the Regional Vice President of Operations. Each restaurant has a general manager, who is responsible for training and supervising 40 to 110 employees, and two or three assistant managers. Regional managers are responsible for hiring their general and assistant managers. General managers, with the assistance of the regional manager, are responsible for hiring restaurant employees. The Company seeks to hire experienced restaurant personnel who must complete a 14 week training program conducted by the Company before becoming an assistant manager. The Company has historically promoted from within to fill its regional and general manager positions.

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

Future Expansion

         In addition to two restaurants opened during the first quarter of 1998, the Company intends to open three additional Max & Erma's restaurants during the remainder of fiscal 1998 and an additional five to six restaurants during fiscal 1999. All but four of the existing Max & Erma's restaurants are located in suburban areas. Of the existing restaurants, 30 are free-standing and 16 are in-line shopping center/mall locations. The following table sets forth the location of each existing Max & Erma's restaurant and the locations of two (all free-standing) of the three restaurants scheduled to open during the remainder of 1998:

                               Existing          Under Development
                               --------          -----------------
     GEORGIA
         Atlanta..........      2                    -
     ILLINOIS
        Chicago..........       6                    1
     INDIANA
        Indianapolis.....       3                    -
     KENTUCKY
        Lexington........       2                    -
     MICHIGAN
        Ann Arbor........       1                    -
        Detroit..........       6                    -
        Grand Rapids.....       1                    -
     NORTH CAROLINA
        Charlotte........       1                    -
     OHIO
        Akron............       1                    -
        Cincinnati.......       1                    -
        Cleveland........       3                    -
        Columbus.........      10                    -
        Dayton...........       3                    -
        Toledo...........       -                    1
     PENNSYLVANIA
        Pittsburgh.......       5                    -
     SOUTH CAROLINA
        Greenville              1                    -

                TOTAL....      46                    2

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

         In addition to the other information in this Report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results of operations for Fiscal 1998 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

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

Item 2.  PROPERTIES

         All but six of the Company's restaurants are occupied under leases (including the eight restaurant sale-leaseback referred to below) expiring from 1998 to 2025, with renewal options for five to 20 additional years. The affiliated partnership which owns one of the restaurants in Columbus, Ohio also owns the premises on which it is located. Restaurant leases are generally collateralized by liens on leasehold improvements, equipment, furniture and fixtures. The Company leases its executive offices (15,000 square feet) and general warehouse and storage facilities (17,000 square feet) in Columbus, Ohio under an operating lease expiring in October 2000.

         In the first quarter of 1998 the Company completed a sale-leaseback of eight Max & Erma's restaurant properties. The Company received net proceeds from the sale of approximately $17.0 million, which was approximately net book value of the properties. The related leases are for an initial term of twenty years with three five-year renewal options. The properties may be purchased at fair market value at the end of ten years and at the end of each five year period thereafter.

         The last 26 restaurants opened are based on a new design which the Company has used as its prototype. The prototype gives Max & Erma's restaurants a distinct identity and emphasizes an unpretentious neighborhood ambiance. The prototype design downplays the use of brass, Tiffany lamps and other design features common to the Company's older restaurants and to many other casual dining restaurants. Max & Erma's restaurants established prior to the introduction of the prototype vary in design and appearance, but average 6,000 square feet and seat an average of 160 customers. The freestanding prototype is approximately 6,700 square feet and seats 200 patrons for dining in addition to the bar area. A 30 to 40 seat seasonal patio area is optional. The prototype design is readily adaptable to a variety of sites including shopping center and mall locations.

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

         The Company is under contract to lease 4,000 square feet in a neighborhood shopping center for purposes of testing a new concept. The Company is negotiating to lease an additional two to four locations during 1998 for this new concept. Management plans on opening these new restaurants for dinner only, thus making convenient neighborhood location the most important aspect of the site selection criteria. The first lease is for an initial term of five years with two five-year renewal options.

Item 3. LEGAL PROCEEDINGS

         The Company is a defendant in various legal proceedings regarded as normal to its business, and in the opinion of management, the ultimate outcome of such proceedings will not materially affect the Company's financial position or the results of its operations.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

         The information contained under the captions "SELECTED QUARTERLY FINANCIAL DATA" and "SHAREHOLDER INFORMATION" is incorporated herein by reference to the inside back cover of the Company's Annual Report to Shareholders for the fiscal year ended October 26, 1997.

Item 6. SELECTED FINANCIAL DATA

     Information required under this Item is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 26, 1997, page 10.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required under this Item is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 26, 1997, pages 11 through 13.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The balance sheets as of October 26, 1997 and October 27, 1996 and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 26, 1997, and the related notes to the financial statements together with the independent auditors' report thereon and the Selected Quarterly Financial Data are incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 26, 1997, pages 14 through 24 and the inside back cover.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III

Items 10, 11, 12 and 13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT: EXECUTIVE COMPENSATION: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT: AND CERTAIN
         RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under these Items is incorporated herein by reference to the Company's Proxy Statement for 1998 Annual Meeting of Stockholders to be held on April 9, 1998, pursuant to Regulation 14A.


                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
         8-K.

         (a)(1) and (2) and (d):  Financial Statements
                  The financial statements listed in the accompanying index to financial statements on page 13 are filed as part of this report.

         (a)(3) and (c):  Exhibits
                  The exhibits listed in the accompanying index to exhibits on pages 14 through 17 are filed as part of this report.

         (b):  Reports on Form 8-K
                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 14, 1998                Max & Erma's Restaurants, Inc.

                                        By:  /s/Todd B. Barnum
                                           --------------------------
                                                Todd B. Barnum
                                        Chairman of the Board,
                                        Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature                           Title
---------                           -----
 /s/Todd B. Barnum                  Chairman of the Board, Chief Executive
-------------------------------     Officer and President, Director (Principal
    Todd B. Barnum                  Executive Officer)

*/s/Mark F. Emerson                 Chief Operating Officer, Director
-------------------------------
    Mark F. Emerson

 /s/William C. Niegsch, Jr.         Executive Vice President and Chief
-------------------------------     Financial Officer, Director,
    William C. Niegsch, Jr.         (Principal Financial Officer)

*/s/William E. Arthur               Director
-------------------------------
    William E. Arthur

*/s/Donald W. Kelley                Director
-------------------------------
    Donald W. Kelley

*/s/Robert A. Rothman               Director
-------------------------------
    Robert A. Rothman

*/s/Roger D. Blackwell              Director
-------------------------------
    Roger D. Blackwell

*/s/Michael D. Murphy               Director
-------------------------------
    Michael D. Murphy

*/s/Thomas R. Green                 Director
-------------------------------
    Thomas R. Green

*By /s/ William C. Niegsch, Jr.
-------------------------------
     William C. Niegsch, Jr.
      Attorney-in-Fact

                MAX & ERMA'S RESTAURANTS, INC. AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                               ITEMS 8, 14(a)(1)


                                                              REFERENCE PAGE
                                                              --------------
                                                              ANNUAL REPORT
                                                                    TO
                                                               SHAREHOLDERS
                                                               ------------
The following items are required to be included in
Items 8 and 14(a)(1) and are incorporated by
reference from the attached Annual Report to
Shareholders of Max & Erma's Restaurants, Inc. for
the fiscal year ended October 26, 1997:

-Balance Sheets as of
 October 26, 1997 and October 27, 1996                             14 - 15
-For the years ended October 26, 1997,
 October 27, 1996 and October 29, 1995
      -Statements of Income                                             16
      -Statements of Stockholders' Equity                               17
      -Statements of Cash Flows                                         18

-Notes to Financial Statements                                     19 - 23
-Independent Auditors' Report                                           24
-No financial statement schedules are required
 to be filed because the conditions requiring their
 filing do not exist or because the information is
 given in the financial statements or notes
 thereto.

                              REPORT ON FORM 10-K

                         MAX & ERMA'S RESTAURANTS, INC.

                               INDEX TO EXHIBITS



 Exhibit                             Description                                         Page No.
   No.                               -----------                                         --------
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

     3(d)       Certificate of Amendment of Certificate of Incorporation      Reference is made to Exhibit 3(d) of
                May 30, 1990.                                                 Report on Form 10-K filed January
                                                                              25, 1991.

     4(a)       Form of Common Stock Certificate.                             Reference is made to Exhibit 4(a) of
                                                                              Registration Statement on Form S-1
                                                                              (Registration No. 2-85585).

     4(b)       Form of Indenture dated as of August 18, 1994, between Max    Reference is made to Exhibit 4(a) of
                & Erma's Restaurants, Inc. and The Huntington National        Registration Statement on Form S-2
                Bank, as Trustee.                                             (Registration No. 33-80090).

     4(c)       Form of Debenture.                                            Reference is made to Exhibit 4(b) of
                                                                              Registration Statement on Form S-2
                                                                              (Registration No. 33-80090).

    10(a)       Max & Erma's, Ltd. Agreement of Limited Partnership, dated    Reference is made to Exhibit 10(b)
                May 17, 1972.                                                 of Registration Statement on Form
                                                                              S-1 (Registration No. 2-85585).

    10(b)       First Amendment to Agreement of Limited Partnership of Max    Reference is made to Exhibit 10(b)
                & Erma's, Ltd., dated September 9, 1974.                      of Registration Statement on Form
                                                                              S-1 (Registration No. 2-85585).

    10(c)       Max & Erma's Convention Center Ltd. Agreement of Limited      Reference is made to Exhibit 10(k)
                Partnership, dated July 27, 1981.                             of Registration Statement on Form
                                                                              S-1 (Registration No. 2-85585).
---------------------------------------------------------------------------------------------------------------------

 Exhibit                             Description                                         Page No.
   No.                               -----------                                         --------
   ---
    10(d)       Letter Agreement between Nine Limited Leasing, Max &          Reference is made to Exhibit 10(bb)
                Erma's, Inc., and Max & Erma's Indianapolis, Ltd., dated      of Registration Statement on Form
                April 24, 1977.                                               S-1 (Registration No. 2-85585).

    10(e)       Letter Agreement between Nine Limited Leasing, Max &          Reference is made to Exhibit 10(dd)
                Erma's, Inc., and Max & Erma's East, Ltd., dated May 27,      of Registration Statement on Form
                1977.                                                         S-1 (Registration No. 2-85585).

    10(f)       Letter Agreement between Nine Limited Leasing, Max &          Reference is made to Exhibit 10(ee)
                Erma's, Inc., and Max & Erma's Dayton, Ltd., dated October    of Registration Statement on Form
                1, 1977.                                                      S-1 (Registration No. 2-85585).

    10(g)       Letter Agreement between Nine Limited Leasing, Max &          Reference is made to Exhibit 10(ff)
                Erma's, Inc., and Max & Erma's Lexington, Ltd., dated         of Registration Statement on Form
                September 27, 1978.                                           S-1 (Registration No. 2-85585).

    10(h)       Letter Agreement between Nine Limited Leasing, Max &          Reference is made to Exhibit 10(gg)
                Erma's, Inc., and Max & Erma's North, Ltd., dated December    of Registration Statement on Form
                28, 1981.                                                     S-1 (Registration No. 2-85585).

    10(i)*      Employment Agreement with Todd Barnum, dated December 12,     Reference is made to Exhibit 10(b)
                1984.                                                         of Report on Form 10-K filed January
                                                                              25, 1985.

    10(j)*      Employment Agreement with Mark F. Emerson, dated December     Reference is made to Exhibit 10(c)
                12, 1984.                                                     of Report on Form 10-K filed January
                                                                              25, 1985.

    10(k)*      Employment Agreement with William C. Niegsch, Jr., dated      Reference is made to Exhibit 10(d)
                December 12, 1984.                                            of Report on Form 10-K filed January
                                                                              25, 1985.

    10(l)*      Third Amended and Restated 1984 Incentive Stock Option Plan.  Reference is made to Exhibit 10(n)
                                                                              of Report on Form 10-K filed January
                                                                              25, 1993.

    10(m)*      Third Amended and Restated 1984 Non-Statutory Stock Option    Reference is made to Exhibit 10(o)
                Plan.                                                         of Report on Form 10-K filed January
                                                                              25, 1993.

    10(n)*      Board of Directors' resolution dated October 19, 1992         Reference is made to Exhibit 10(p)
                relating to amendment to Third Amended and Restated 1984      of Report on Form 10-K filed January
                Non-Statutory Stock Option Plan.                              25, 1993.

    10(o)*      1992 Stock Option Plan.                                       Reference is made to Exhibit 10(q)
                                                                              of Report on Form 10-K filed January
                                                                              25, 1993.

    10(p)*      1996 Stock Option Plan.                                       Reference is made to Exhibit 10(p)
                                                                              of Report on Form 10-K filed January
                                                                              1996.

    10(q)*      Indemnification Agreement (form) between Max & Erma's         Reference is made to Exhibit 10(y)
                Restaurants, Inc. and each of its directors dated as of       of Report on Form 10-K filed January
                June 18, 1986.                                                23, 1987.
---------------------------------------------------------------------------------------------------------------------

 Exhibit                             Description                                         Page No.
   No.                               -----------                                         --------
   ---
    10(s)       Lease between Max & Erma's Dublin, Inc. and Mango             Reference is made to Exhibit 10(ee)
                Investments, dated February 9, 1989.                          of Report on Form 10-K filed January
                                                                              26, 1990.

    10(t)*      Written description of split dollar life insurance program    Reference is made to footnote 3 to
                for officers.                                                 the Summary Compensation Table
                                                                              presented in the Company's Proxy
                                                                              Statement for the 1996 Annual
                                                                              Meeting of Shareholders, which is
                                                                              incorporated by Reference herein.

    10(u)*      Board of Directors' Resolution adopted November 2, 1987       Reference is made to Exhibit 10(dd)
                relating to split dollar life insurance program for           of Report on Form 10-K filed January
                officers.                                                     25, 1993.

    10(v)*      Board of Directors' Resolution adopted October 19, 1992       Reference is made to Exhibit 10(ee)
                relating to split dollar life insurance program for           of Report on Form 10-K filed January
                officers.                                                     25, 1993.

    10(w)       Revolving Credit Agreement dated October 25, 1993 between     Reference is made to Exhibit 10(aa)
                Max & Erma's Restaurants, Inc. and The Provident Bank.        of Report on Form 10-K filed January
                                                                              27, 1994.

    10(x)       Letter Agreement dated July 20, 1994 between Max & Erma's     Reference is made to Exhibit 10(ab)
                Restaurants, Inc. and The Provident Bank.                     of Registration Statement on Form
                                                                              S-2 (Registration No. 33-80090).

    10(y)       Second Amendment to Revolving Credit Agreement dated August   Reference is made to Exhibit 10(ee)
                25, 1995 between Max & Erma's Restaurants, Inc. and The       of Report on Form 10-K filed January
                Provident Bank.                                               16, 1996.

    10(z)       Mortgage Commitment Letter dated November 7, 1995 between     Reference is made to Exhibit 10(ff)
                Max & Erma's Restaurants, Inc. and MetLife Capital            of Report on Form 10-K filed January
                Financial Corporation.                                        16, 1996.

   10(aa)* Compensation Committee of the Board of Directors resolution adopted October 1, 1997 relating to officers' bonuses.

    10(bb)      Letter Agreement dated November 13, 1997 between Max &
                Erma's Restaurants, Inc. and Franchise Finance Corporation of America regarding sale-leaseback transaction.

    10(cc)      Letter Agreement dated November 13, 1997 between Max & Erma's
                Restaurants, Inc. and Franchise Finance Corporation of America regarding forward commitment for sale-leaseback transactions.

    10(dd)      Commitment letter from Provident Bank dated December 8, 1997.

      13 Portions of the Annual Report to Stockholders for the Fiscal Year ended October 26, 1997, incorporated herein by reference (except for those pages which are specifically incorporated by reference, the Company's Annual Report to Stockholders is not to be deemed as filed as part of this report).

      23        Consents of Experts and Counsel.

      24        Power of Attorney.

      27        Financial Data Schedule


*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of the Report on Form 10-K.