Form 10-Q
period 1998-02-15
MAX & ERMAS RESTAURANTS INC
filed 1998-03-19
CIK 706471

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)



For Quarter Ended   February 15, 1998      Commission file number      0-11514
                  ---------------------                              ----------

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

                                             YES    X      NO
                                                  -----       -----


As of the close of the period covered by this report, the registrant had outstanding 4,250,663 common shares.

         PART I - FINANCIAL INFORMATION / ITEM 1 - FINANCIAL STATEMENTS MAX & ERMA'S RESTAURANTS, INC. - CONDENSED BALANCE SHEETS (UNAUDITED)



                                                       ASSETS
                                                       ------
                                                                           February 15,                  October 26,
Current Assets:                                                                1998                          1997
                                                                               ----                          ----
Cash                                                                       $ 2,167,745                   $ 1,149,482
Inventories                                                                    805,415                       738,124
Other Current Assets                                                         1,552,750                     1,449,833
                                                                          ------------                  ------------
Total Current Assets                                                         4,525,910                     3,337,439

Property - At Cost:                                                         65,203,543                    79,222,149
Less Accumulated Depreciation and Amortization                              21,500,523                    21,138,547
                                                                          ------------                  ------------
Property - Net                                                              43,703,020                    58,083,602

Other Assets                                                                 2,706,768                     2,534,918
                                                                          ------------                  ------------
Total                                                                     $ 50,935,698                  $ 63,955,959
                                                                          ============                  ============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------

Current Liabilities:
Current Maturities of Long-Term Obligations                                $ 1,439,601                   $ 1,460,128
Accounts Payable                                                             2,729,048                     2,874,559
Accrued Liabilities                                                          4,255,990                     3,272,603
                                                                          ------------                  ------------
Total Current Liabilities                                                    8,424,639                     7,607,290
Long-Term Obligations - Less Current Maturities                             21,729,466                    36,358,966
Minority Interests in Affiliated Partnerships                                   19,211                        20,225

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
Authorized 10,000,000 Shares,
Issued and Outstanding 4,250,663 Shares
   At 2/15/98 and 4,231,113 Shares at 10/26/97                                 425,066                       423,111
Additional Capital                                                          11,394,804                    11,268,830
Retained Earnings                                                            8,942,512                     8,277,537
                                                                          ------------                  ------------
Total Stockholders' Equity                                                  20,762,382                    19,969,478
                                                                          ------------                  ------------
Total                                                                     $ 50,935,698                  $ 63,955,959
                                                                          ============                  ============

       (See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                     Sixteen Weeks Ended
                                                     -------------------

                                                February 15,         February 16,
                                                   1998                 1997
                                                -----------          -----------

REVENUES:                                       $29,544,785          $26,509,864

COSTS AND EXPENSES:
Costs of Goods Sold                               7,900,969            7,146,987
Payroll and Benefits                              9,138,309            8,225,718
Other Operating Expenses                          8,790,774            7,841,491
Administrative Expenses                           1,959,951            1,740,983
                                                -----------          -----------
Total Operating Expenses                         27,790,003           24,955,179
                                                -----------          -----------
Operating Income                                  1,754,782            1,554,685
Interest Expense                                    762,318              796,164
Minority Interest in Income
  of Affiliated Partnerships                         37,489               56,441
                                                -----------          -----------

INCOME BEFORE INCOME TAXES                          954,975              702,080
INCOME TAXES                                        290,000              211,000
                                                -----------          -----------
NET INCOME                                      $   664,975          $   491,080
                                                ===========          ===========

BASIC NET INCOME PER COMMON SHARE               $      0.16          $      0.12
                                                ===========          ===========

DILUTED NET INCOME PER COMMON SHARE             $      0.16          $      0.12
                                                ===========          ===========

BASIC SHARES OUTSTANDING                          4,250,491            4,178,806
                                                ===========          ===========

DILUTED SHARES OUTSTANDING                        4,252,802            4,225,005
                                                ===========          ===========


       (See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Sixteen Weeks Ended
                                                                             -------------------

                                                                       February 15,           February 16,
                                                                           1998                   1997
                                                                       ------------           ------------

CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                             $    664,975           $    491,080
Depreciation and amortization                                             1,791,139              1,779,066
Minority interest in income of Affiliated Partnerships                       37,489                 56,441
Changes in other assets and liabilities                                   1,134,537                610,581
                                                                       ------------           ------------
Net cash provided by operating activities                                 3,628,140              2,937,168
                                                                       ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                       (3,292,075)            (3,554,816)
Proceeds from sale of assets                                             16,998,868
Decrease (increase) in other assets                                        (100,440)                50,686
                                                                       ------------           ------------
Net cash provided (used) by investing activities                         13,606,353             (3,504,130)
                                                                       ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                          (25,333,048)            (8,560,651)
Proceeds from long-term obligations                                       9,087,825             10,198,412
Proceeds from sale of stock                                                  67,496
Purchase of common stock                                                                          (664,924)
Distributions to minority interests in Affiliated Partnership               (38,503)               (19,252)
                                                                       ------------           ------------
Net cash provided (used) by financing activities                        (16,216,230)               953,585
                                                                       ------------           ------------

NET INCREASE IN
  CASH AND EQUIVALENTS                                                    1,018,263                386,623
CASH AND EQUIVALENTS
  BEGINNING OF THE PERIOD                                                 1,149,482                927,261
                                                                       ------------           ------------

CASH AND EQUIVALENTS AT END OF PERIOD                                  $  2,167,745           $  1,313,884
                                                                       ============           ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                             $    771,543           $    658,118
  Income taxes                                                         $    114,333           $    115,327
Non-cash activities:
  Property additions financed by accounts payable                      $    534,800           $    347,371
  Deferred gain from sales of assets                                   $  1,544,273           $

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


2.       Basic and Diluted Earnings Per Share
         ------------------------------------

          The Company adopted Financial Accounting Standard No. 128 (FAS 128) "Earnings Per Share" in the first quarter of fiscal 1998 which required retroactive adoption. FAS 128 requires the calculation of earnings per share (EPS) under two methods, basic and diluted. Basic EPS is calculated as income available to common shareholders divided by the weighted-average common shares outstanding. Diluted EPS is based on the weighted average shares outstanding and stock options outstanding. The effect of the convertible securities is anti-dilutive.

3.        Property Sale-Leaseback
          -----------------------

          On December 31, 1997 the Company entered into a sale-leaseback transaction with regard to the land, buildings, fixtures and improvements at eight restaurant sites. As a result of the sale, the Company received approximately $17,000,000 in net proceeds, which were used to substantially pay off borrowings under the Company's revolving line of credit. The Company leases back the restaurant sites under operating leases over a twenty year period at a base annual rent of approximately $1,583,000 (plus taxes and insurance). The transaction resulted in a deferred gain of approximately $1,550,000 which will be accreted to income over the twenty year lease term.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

REVENUES
--------

         Revenues for the first quarter of 1998 rose $3,035,000 or 11% from the first quarter of 1997. The increase was a result of i) the opening of five restaurants during 1997, ii) the opening of three restaurants during the first quarter of 1998, and iii) an increase of approximately .75% or $175,000 in same-store sales for restaurants opened for at least 18 months.

         Revenues for the first quarter of 1998 include approximately $54,000 of franchise fees and royalty payments. The Company anticipates the opening of two additional franchised locations in the second and third quarters of 1998. Accordingly, revenues from franchising should increase during each quarter of 1998.

         Management believes the increase in same-store sales is a result of an approximately 1-1/2 to 2 percent menu price increase. The price increase offsets a slight decline in customer counts, while guest check averages remained almost unchanged between the periods. Mild winter weather during the first quarter of 1998 contributed to customer counts remaining close to last year's levels, despite the continued intense level of competition in the casual dining segment of the restaurant industry.

         In addition to continued growth in franchise revenues, the Company anticipates the opening of two additional Max & Erma's during the fourth quarter of 1998 and the opening of one Ironwood Cafe in each of the second, third and fourth quarters. The Company is testing Ironwood Cafe as a second growth concept. Generally the restaurant will occupy approximately 4,000 square feet of leased space, open for dinner only and primarily serve pasta and gourmet pizzas prepared in a wood burning oven. Management expects each Ironwood Cafe will generate annual sales of approximately $1.25 million.


COSTS AND EXPENSES
------------------

         Cost of goods sold, as a percentage of revenues, decreased from 27.0% for the first quarter of 1997 to 26.7% for the first quarter of 1998. The decrease was a result of menu price increases and menu changes made at the start of 1998. In an effort to lower cost of goods sold, as a percentage of revenues, several higher cost menu items were removed from the menu. Additionally, several slower selling menu items were eliminated in an effort to cut waste and thus reduce costs of goods sold.

         Payroll and benefits, as a percentage of revenues, declined slightly from 31.0% for the first quarter of 1997 to 30.9% for the first quarter of 1998. The decline was primarily a result of removing several more labor intensive menu items from the menu at the start of 1998 and offset the continued upward pressure on wage rates brought on by the lack of restaurant workers, over-building of restaurants and increases in the minimum wage, which tend to push up all wage rates.

         Other operating expenses, as a percentage of revenues, increased from 29.6% for the first quarter of 1997 to 29.8% for the first quarter of 1998. The increase was a result of a sale-leaseback transaction involving eight restaurants which was completed during the middle of the first quarter of 1998. As a result of the transaction, rent expense increased approximately $188,000 for the eight restaurants and depreciation decreased approximately $49,000 for the quarter. This resulted in a net increase in operating expenses of $139,000 or 0.5% of revenues, which was more than offset by interest savings of approximately $197,000 or 0.7% of revenues for the quarter. Excluding the effect of the sale-leaseback transaction, other operating expenses, as a percentage of revenues, declined by .3% primarily due to reduced marketing expenditures.


ADMINISTRATIVE EXPENSES
-----------------------

         Administrative expenses, as a percentage of revenue, remained constant at 6.6% for the first quarter of 1997 and 1998. In dollar terms, administrative expenses increased 13% from the first quarter of 1997 to the first quarter of 1998. A portion of the increase was a result of overhead costs associated with Ironwood Cafe. The remaining increase was a result of raises for corporate employees and additional employees needed to support the increased number of restaurants, franchising, and a planned accelerated growth rate. Management anticipates that administrative expenses, as a percentage of revenues, may remain at or slightly above last year through the remainder of 1998 and then begin to decline again.


INTEREST EXPENSE
----------------

         Interest expense decreased 4% from the first quarter of 1997 to the first quarter of 1998 as a result of the sale-leaseback transaction previously discussed. The Company received net proceeds of approximately $17.0 million from the transaction. The net proceeds were used to reduce borrowings under the Company's revolving credit line, resulting in an expected annual interest saving of $1,530,000. Had the transaction not occurred interest expense would have increased approximately 20% from the first quarter of 1997. The Company expects a greater decline in interest expense during each of the remaining quarters of 1998 as the interest savings will be in place for the entire period. Additionally, the Company expects to fund a greater portion of its capital needs from cash flow and real estate leasing. The Company capitalized $73,000 and $71,000 in construction period interest during the first quarter of 1997 and 1998, respectively.

INCOME TAXES
------------

         The Company's effective tax rate remained relatively constant at 30.4% for the first quarter of 1998 as compared to 30.0% for the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's working capital ratio increased from .4 to 1 at October 26, 1997 to .5 to 1 at February 15, 1998. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first quarter of 1998, the Company expended approximately $3,292,000 for property additions, $25,333,000 to reduce long-term obligations and increased cash $1,018,000. Funds for such expenditures were provided primarily by $16,999,000 of net proceeds from the sale-leaseback of assets, $9,088,000 from proceeds of long-term obligations, and $3,628,000 from operations. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

         At February 15, 1998, the Company was under contract to purchase a site for a Max & Erma's restaurant in Chicago, Illinois. It expects to complete the purchase and commence construction during the second quarter of 1998 with an expected opening during the fourth quarter. The Company also plans on opening one additional Max & Erma's restaurant during the fourth quarter and eight Max & Erma's restaurants during 1999. Sites are either under negotiation or consideration in Lexington, Kentucky; Columbus, Ohio; Erie and Pittsburgh, Pennsylvania; Atlanta, Georgia; Detroit, Michigan and Indianapolis, Indiana.

         At February 15, 1998 the Company also had under construction one Ironwood Cafe in Columbus, Ohio. It was also negotiating leases for two additional Ironwood Cafes in Cleveland and Columbus, Ohio, both of which are expected to open during 1998. Depending upon initial results, the Company anticipates opening three to five Ironwood Cafes during 1999.

         Funding for new restaurants will be provided by cash flow from operations, real estate and equipment leasing and the Company's revolving credit line. At February 15, 1998, the Company had a commitment for an additional $10.0 million of sale-leaseback financing, had approximately $11.0 available under its $12.0 million revolving credit line and approximately $1.4 million available under equipment lease commitments.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

         This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements include statements in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding anticipated future revenues, the opening of additional restaurants, changes in administrative expenses, future interest expense, and future sources of capital. The words "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the Company's ability to open or franchise new restaurants as planned, changes in competition in markets where the Company operates restaurants, the level of market acceptance of the Company's new restaurant concept (Ironwood Cafe), the Company's ability to control administrative expenses, changes in interest rates, changes in cash flows from operations, the availability of real estate leases, and other risks, uncertainties and factors described in the Company's most recent Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements.


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




         March 19, 1998
-------------------------------
             Date

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