Form 10-Q
period 1998-05-10
MAX & ERMAS RESTAURANTS INC
filed 1998-06-12
CIK 706471

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)



For Quarter Ended   May 10, 1998   Commission file number   0-11514
                  ----------------                        -----------

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

  4849 Evanswood Drive, Columbus, Ohio                              43229
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code   (614) 431-5800
                                                   ------------------

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

As of the close of the period covered by this report, the registrant had outstanding 4,256,308 common shares.

         PART I - FINANCIAL INFORMATION / ITEM 1 - FINANCIAL STATEMENTS MAX & ERMA'S RESTAURANTS, INC. - CONDENSED BALANCE SHEETS (UNAUDITED)


                                     ASSETS
                                     ------
                                                       May 10,      October 26,
Current Assets:                                         1998            1997
                                                    -----------     -----------
Cash                                                $ 1,675,298     $ 1,149,482
Inventories                                             851,882         738,124
Other Current Assets                                  1,662,359       1,449,833
                                                    -----------     -----------
Total Current Assets                                  4,189,539       3,337,439

Property - At Cost:                                  67,571,019      79,222,149
Less Accumulated Depreciation and Amortization       22,387,564      21,138,547
                                                    -----------     -----------
Property - Net                                       45,183,455      58,083,602

Other Assets                                          2,847,500       2,534,918
                                                    -----------     -----------
Total                                               $52,220,494     $63,955,959
                                                    ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
Current Maturities of Long-Term Obligations         $ 1,407,360     $ 1,460,128
Accounts Payable                                      2,168,509       2,874,559
Accrued Liabilities                                   4,091,164       3,272,603
                                                    -----------     -----------
Total Current Liabilities                             7,667,033       7,607,290
Long-Term Obligations - Less Current Maturities      22,956,181      36,358,966
Minority Interests in Affiliated Partnerships             4,842          20,225

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
Authorized 10,000,000 Shares,
Issued and Outstanding 4,256,308 Shares
   At 5/10/98 and 4,231,113 Shares at 10/26/97          425,631         423,111
Additional Capital                                   11,463,985      11,268,830
Retained Earnings                                     9,702,822       8,277,537
                                                    -----------     -----------
Total Stockholders' Equity                           21,592,438      19,969,478
                                                    -----------     -----------
Total                                               $52,220,494     $63,955,959
                                                    ===========     ===========

       (See notes to financial statements)

                                MAX & ERMA'S RESTAURANTS, INC.
                          CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                     Twelve Weeks Ended           Twenty-eight Weeks Ended
                                     ------------------           ------------------------
                                   May 10,         May 11,         May 10,         May 11,
                                    1998            1997            1998            1997
                                 -----------     -----------     -----------     -----------
REVENUES:                        $23,628,234     $21,099,072     $53,173,019     $47,608,936

COSTS AND EXPENSES:
Costs of Goods Sold                6,222,992       5,661,952      14,123,961      12,808,939
Payroll and Benefits               7,286,132       6,541,666      16,424,441      14,767,384
Other Operating Expenses           7,010,180       6,068,672      15,800,954      13,910,163
Administrative Expenses            1,611,972       1,276,536       3,571,923       3,017,515
                                 -----------     -----------     -----------     -----------
Total Operating Expenses          22,131,276      19,548,826      49,921,279      44,504,001
                                 -----------     -----------     -----------     -----------
Operating Income                   1,496,958       1,550,246       3,251,740       3,104,935
Interest Expense                     384,766         644,748       1,147,084       1,440,912
Minority Interest in Income
  of Affiliated Partnerships           4,882          23,237          42,371          79,678
                                 -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAXES         1,107,310         882,261       2,062,285       1,584,345
INCOME TAXES                         347,000         269,000         637,000         480,000
                                 -----------     -----------     -----------     -----------

NET INCOME                       $   760,310     $   613,261     $ 1,425,285     $ 1,104,345
                                 ===========     ===========     ===========     ===========

BASIC NET INCOME
  PER COMMON SHARE               $      0.18     $      0.15     $      0.34     $      0.27
                                 ===========     ===========     ===========     ===========

DILUTED NET INCOME
  PER COMMON SHARE               $      0.18     $      0.15     $      0.33     $      0.26
                                 ===========     ===========     ===========     ===========

BASIC SHARES OUTSTANDING           4,255,535       4,147,064       4,252,653       4,165,202
                                 ===========     ===========     ===========     ===========

DILUTED SHARES OUTSTANDING         4,262,433       4,175,031       4,256,659       4,203,588
                                 ===========     ===========     ===========     ===========

       (See notes to financial statements)

                                  MAX & ERMA'S RESTAURANTS, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                     Twenty-Eight Weeks Ended
                                                                     ------------------------
                                                                     May 10,           May 11,
                                                                      1998              1997
                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $  1,425,285      $  1,104,345
Depreciation and amortization                                        3,152,951         3,115,538
Minority interest in income of Affiliated Partnerships                  42,371            79,680
Changes in other assets and liabilities                                221,668           595,809
                                                                  ------------      ------------
Net cash provided by operating activities                            4,842,275         4,895,372
                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                  (6,185,229)       (5,726,314)
Decrease (increase) in other assets                                    (66,917)           25,345
Proceeds from sale of assets                                        16,991,024             1,250
                                                                  ------------      ------------
Net cash provided (used) by investing activities                    10,738,878        (5,699,719)
                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                     (33,102,063)      (30,634,483)
Proceeds from long-term obligations                                 18,031,368        32,829,165
Proceeds from sale of common stock                                      73,113            61,869
Purchase of common stock                                                                (664,924)
Distributions to minority interests in Affiliated Partnership          (57,755)          (57,755)
                                                                  ------------      ------------
Net cash provided (used) by financing activities                   (15,055,337)        1,533,872
                                                                  ------------      ------------

NET INCREASE IN CASH & EQUIVALENTS                                     525,816           729,525
CASH & EQUIVALENTS BEGINNING OF PERIOD                               1,149,482           927,261
                                                                  ------------      ------------

CASH & EQUIVALENTS AT END OF PERIOD                               $  1,675,298      $  1,656,786
                                                                  ============      ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                        $  1,126,890      $  1,290,022
  Income taxes                                                    $    852,977      $    498,631
Non-cash activities:
  Property additions financed by capital leases                                     $    227,263
  Property additions financed by accounts payable                 $    257,134      $    193,015
  Deferred gain from sale of assets                               $  1,554,022

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

         The Company's fiscal year consists of one sixteen-week and three twelve-week quarters.

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

Item 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

REVENUES
--------

         Revenues for the second quarter of 1998 rose $2,529,000 or 12% from the second quarter of 1997. The increase was a result of i) the opening of one Max & Erma's restaurant during the fourth quarter of 1997, ii) the opening of three Max & Erma's restaurants during the first quarter of 1998 and, iii) the opening of the first Ironwood Cafe during the second quarter of 1998.

         Menu prices were increased approximately 1 to 1-1/2 percent from the second quarter of 1997 to the second quarter of 1998. This increase was offset by a 0.9% decline in customer counts, resulting in a 0.4% decline in same-store sales for restaurants opened at least 18 months from the second quarter of 1997 to the second quarter of 1998. The slight decline in same-store sales may be the result of a planned strategy to reduce the frequency and dollar amount of couponing and discounting. Management believes it can replace the vast majority of "coupon related sales" with more profitable non-discounted sales.

         Revenues for the second quarter of 1998 include approximately $58,000 of franchise fees and royalty payments. One franchised location opened in the Cleveland, Ohio airport during the second quarter of 1998. The Company expects to grant a franchise for the state of West Virginia during the third quarter of 1998. The agreement will be executed upon completion of a real estate lease by the proposed franchisee. To further expand franchising, the Company has promoted a regional manager to Director of Franchising for the purpose of marketing franchises and overseeing the development and opening of franchised Max & Erma's.

         Year-to-date revenues increased $5,564,000 or 12% from 1997 to 1998. The increase was a result of i) the opening of five Max & Erma's restaurants during 1997, ii) the opening of three Max & Erma's and one Ironwood Cafe during 1998, iii) the receipt of franchise fees and royalty payments in 1998 totaling $112,000 and, iv) a 0.3% increase in same-store sales.

         In addition to growth in Company-owned and franchised Max & Erma's, the Company expects to open five to six additional Ironwood Cafe's through fiscal 1999. At that time the Company will evaluate Ironwood Cafe's continued expansion potential. The first Ironwood Cafe opened April 20, 1998. Management is satisfied with the initial sales results and customer reaction to the restaurant's food, service and ambiance.

COSTS AND EXPENSES
------------------

         Cost of goods sold, as a percentage of revenues, decreased from 26.8% for the second quarter of 1997 to 26.4% for the second quarter of 1998. Year-to-date cost of goods sold, as a percentage of revenues, decreased from 26.9% for 1997 to 26.6% in 1998. The declines were a result of menu price increases and menu changes made at the start of 1998. The changes were made in an effort to delete higher cost and higher waste menu items. The decreases occurred despite sharply higher produce prices during the first half of 1998. Increased produce prices resulted in a 0.6% increase in cost of goods sold, as a percentage of revenues, for the quarter and year-to-date periods. In dollar terms this represents increases of $140,000 and $320,000 for the quarter and year-to-date periods, respectively. Management expects further declines in cost of goods sold, as a percentage of revenues, because by early in the third quarter produce prices (primarily romaine lettuce) had fallen approximately 70% to almost normal levels.

         Payroll and benefits, as a percentage of revenues, declined from 31.0% for the second quarter of 1997 to 30.8% for the second quarter of 1998. Year-to-date payroll and benefits, as a percentage of revenues, decreased from 31.0% for 1997 to 30.9% for 1998. The declines were a result of removing more labor intensive menu items from the menu at the start of 1998 and a reduction in labor costs associated with discounted meals. These factors were offset by the continued upward pressure on wage rates brought on by the shortage of restaurant workers, over-building of restaurants and increases in the minimum wage.

         Other operating expenses, as a percentage of revenues, increased from 28.8% for the second quarter of 1997 to 29.7% for the second quarter of 1998. The increase was primarily a result of the sale-leaseback transaction which occurred during the first quarter of 1998, which increased rent $346,000 and reduced depreciation $88,000 during the quarter. This resulted in a net increase in other operating expenses of $258,000 or 1.1% of revenues. This increase was somewhat offset by lower but more cost-effective marketing expenditures. Year-to-date other operating expenses increased from 29.2% for 1997 to 29.7% for 1998 for reasons similar to the quarterly increase. All other operating expenses remained essentially even with last year for both the quarter and year-to-date periods.

ADMINISTRATIVE EXPENSES
-----------------------

         Administrative expenses, as a percentage of revenue, increased from 6.1% for the second quarter of 1997 to 6.8% for the second quarter of 1998. For the year-to-date period administrative expenses increased from 6.3% of revenues in 1997 to 6.7% of revenues in 1998. In dollar terms, the increases were 26% and 18% for the quarter and year-to-date periods, respectively. The increases were, in part, a result of overhead related to the Ironwood Cafe concept. Most of the remaining increases were a result of raises for corporate employees and additional employees needed to support the increased number of restaurants, franchising and a planned accelerated growth rate. During 1998 the Company added two additional real estate representatives, a director of franchising, a corporate recruiter, an assistant food and beverage director, a staff accountant and an additional point of sales support person.

Management believes the addition of these personnel is necessary to achieve its growth plans in 1999 and beyond and to properly support the Company's existing restaurants. Management anticipates that administrative expenses, as a percentage of revenues, may remain slightly above last year through the remainder of 1998 and then begin to decline again.

INTEREST EXPENSE
----------------

         Interest expense decreased 40% from the second quarter of 1997 to the second quarter of 1998. Year-to-date interest expense decreased 20% from 1997 to 1998. The decreases were a result of the sale-leaseback transaction previously discussed. The Company received net proceeds of approximately $17.0 million from the transaction. The net proceeds were used to reduce borrowings under the Company's revolving credit line, resulting in an annual interest savings of $1,530,000. The Company expects a similar decline in interest expense during each of the remaining quarters of 1998. The Company capitalized $98,000 of construction period interest during the first 28 weeks of 1998 as compared to $120,000 during the comparable 1997 period.

INCOME TAXES
------------

         The Company's effective tax rate rose slightly from 30.3% for the 28 weeks of 1997 to 30.9% for the comparable 1998 period. The increase was due to the fact that certain tax credits available to the Company are unrelated to pre-tax income and as pre-tax income rises the credits have a lesser effect on the Company's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's working capital ratio increased from .4 to 1 at October 26, 1997 to .5 to 1 at May 10, 1998. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first 28 weeks of 1998, the Company expended approximately $6,185,000 for property additions, $33,102,000 to reduce long-term obligations and increased cash $526,000. Funds for such expenditures were provided primarily by $16,991,000 of net proceeds from the sale-leaseback of assets, $18,031,000 from proceeds of long-term obligations, and $4,842,000 from operations. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

         At May 10, 1998, the Company had two Max & Erma's restaurants under construction in Chicago, Illinois and Lexington, Kentucky. It expects to open both restaurants during the fourth quarter of 1998. The Company expects to open eight Max & Erma's restaurants in 1999. The Company is in the final stages of negotiations on two sites in Pittsburgh and one site in each of

Columbus, Ohio; Detroit, Michigan; Cleveland, Ohio and Erie, Pennsylvania. The Company expects to open all of the above locations in fiscal 1999.

         During the second quarter of 1998 the Company opened its first Ironwood Cafe at a cost of $680,000. Management believes future Ironwood Cafe's can be built for $600,000 or less. At May 10, 1998, the Company was negotiating for additional Ironwood Cafe sites in Columbus, Cleveland and Toledo, Ohio; Detroit, Michigan and Pittsburgh, Pennsylvania. Depending upon the completion of leases, one additional Ironwood Cafe is expected to open during the fourth quarter of 1998. The remaining locations are expected to open during fiscal 1999.

         The Company anticipates that funding for new restaurants will be provided primarily by cash flow from operations and real estate and equipment leasing and the Company's revolving credit line. At May 10, 1998, the Company had a commitment for an additional $10.0 million of sale-leaseback financing, had approximately $10.0 available under its $12.0 million revolving credit line and approximately $1.3 million available under equipment lease commitments.

SAFE HARBOR STATEMENT UNDER THE PRIVATE
---------------------------------------
SECURITIES LITIGATION REFORM ACT OF 1995
----------------------------------------

         This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements include statements in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding anticipated future revenues, franchising, the opening of additional restaurants, changes in cost of goods sold and administrative expenses, future interest expense, new restaurant sites and future sources of capital. The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the Company's ability to open or franchise new restaurants as planned, changes in competition in markets where the Company operates restaurants, the level of market acceptance of the Company's new restaurant concept (Ironwood Cafe), the Company's ability to control administrative expenses, changes in interest rates, changes in cash flows from operations, the availability of real estate leases, and other risks, uncertainties and factors described in the Company's most recent Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

PART II

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         The Company held its Annual Meeting of Stockholders on April 9, 1998 for the purpose of electing three Class III directors for three-year terms expiring in 2001 and ratifying Deloitte & Touche LLP as the Company's independent auditors for the 1998 fiscal year.

         Each nominee to the Company's Board of Directors was elected by the following vote:

                                  Votes For             Votes Withheld
                                  ---------             --------------
William E. Arthur                 3,387,055                 9,504
Todd B. Barnum                    3,387,146                 9,413
Thomas R. Green                   3,387,385                 9,174


         Additionally, Deloitte & Touche LLP was ratified as the Company's independent auditors for the 1998 fiscal year by a vote of 3,370,538 shares for, 21,178 against, and 4,843 shares abstained.


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


                                          MAX & ERMA'S RESTAURANTS, INC.
                                          ------------------------------
                                                    Registrant


                                                   Todd B. Barnum
                                          -----------------------------------
                                                   Todd. B. Barnum
                                                   Chairman of the Board
                                                   (Chief Executive Officer)


                                                   William C. Niegsch, Jr.
                                          -----------------------------------
                                                   William C. Niegsch, Jr.
                                                   Executive Vice President &
                                                   Chief Financial Officer


    June 12, 1998
---------------------
         Date

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