Form 10-Q
period 1998-08-02
MAX & ERMAS RESTAURANTS INC
filed 1998-09-10
CIK 706471

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)



For Quarter Ended   August 2, 1998          Commission file number 0-11514
                  --------------------                            ----------

                         Max & Erma's Restaurants, Inc.
        ----------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

              Delaware                           No. 31-1041397
       -------------------------                -----------------
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)           Identification No.)

  4849 Evanswood Drive, Columbus, Ohio                43229
 ---------------------------------------            ----------
 (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     (614) 431-5800
                                                  --------------------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.

                                         YES____X____       NO_________


As of the close of the period covered by this report, the registrant had outstanding 4,264,932 common shares.

          PART I - FINANCIAL INFORMATION/ITEM 1 - FINANCIAL STATEMENTS MAX & ERMA'S RESTAURANTS, INC. - BALANCE SHEETS (UNAUDITED)



                                  ASSETS
                                  ------
                                                        August 2,         October 26,
                                                          1998               1997
                                                      -----------        -----------
Current Assets:
Cash                                                  $ 1,011,916        $ 1,149,482
Inventories                                               853,785            738,124
Other Current Assets                                    1,587,424          1,449,833
                                                      -----------        -----------
Total Current Assets                                    3,453,125          3,337,439

Property - At Cost:                                    69,167,100         79,222,149
Less Accumulated Depreciation and Amortization         23,372,114         21,138,547
                                                      -----------        -----------
Property - Net                                         45,794,986         58,083,602

Other Assets                                            3,034,577          2,534,918
                                                      -----------        -----------
Total                                                 $52,282,688        $63,955,959
                                                      ===========        ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
Current Maturities of Long-Term Obligations            $ 1,400,287        $ 1,460,128
Accounts Payable                                         2,276,656          2,874,559
Accrued Liabilities                                      3,928,044          3,272,603
                                                       -----------        -----------
Total Current Liabilities                                7,604,987          7,607,290
Long-Term Obligations - Less Current Maturities         22,276,040         36,358,966
Minority Interests in Affiliated Partnerships                                  20,225

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
Authorized 10,000,000 Shares,
Issued and Outstanding 4,264,932 Shares
   at 8/2/98 and 4,231,113 Shares at 10/26/97              426,493            423,111
Additional Capital                                      11,513,428         11,268,830
Retained Earnings                                       10,461,740          8,277,537
                                                       -----------        -----------
Total Stockholders' Equity                              22,401,661         19,969,478
                                                       -----------        -----------
Total                                                  $52,282,688        $63,955,959
                                                       ===========        ===========

       (See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                        STATEMENTS OF INCOME (UNAUDITED)

                                            Twelve Weeks Ended                 Forty Weeks Ended
                                            ------------------                 -----------------
                                         August 2,         August 3,         August 2,      August 3,
                                           1998              1997              1998           1997
                                       ------------      ------------      -----------     -----------
REVENUES:                              $ 23,692,064      $ 22,252,057      $76,865,083     $69,860,993

COSTS AND EXPENSES:
Costs of Goods Sold                       6,211,248         6,091,006       20,335,209      18,899,945
Payroll and Benefits                      7,451,070         6,902,708       23,875,514      21,670,092
Other Operating Expenses                  7,034,887         6,428,451       22,835,834      20,338,614
Administrative Expenses                   1,555,846         1,273,814        5,127,770       4,291,329
                                       ------------      ------------      -----------     -----------
Total Operating Expenses                 22,253,051        20,695,979       72,174,327      65,199,980
                                       ------------      ------------      -----------     -----------
Operating Income                          1,439,013         1,556,078        4,690,756       4,661,013
Interest Expense                            361,732           663,165        1,508,816       2,104,077
Minority Interest in Income (Loss)
  of Affiliated Partnerships                 (4,634)           (5,415)          37,737          74,263
                                       ------------      ------------      -----------     -----------

INCOME BEFORE INCOME TAXES                1,081,915           898,328        3,144,203       2,482,673
INCOME TAXES                                323,000           270,000          960,000         750,000
                                       ------------      ------------      -----------     -----------

NET INCOME                             $    758,915      $    628,328      $ 2,184,203     $ 1,732,673
                                       ============      ============      ===========     ===========


BASIC NET INCOME
  PER COMMON SHARE                     $       0.18      $       0.15      $      0.51     $      0.42
                                       ============      ============      ===========     ===========


DILUTED NET INCOME
  PER COMMON SHARE                     $       0.18      $       0.15      $      0.51     $      0.41
                                       ============      ============      ===========     ===========

BASIC SHARES OUTSTANDING                  4,264,932         4,160,157        4,256,337       4,163,689
                                       ============      ============      ===========     ===========

DILUTED SHARES OUTSTANDING                4,304,176         4,196,069        4,270,914       4,201,332
                                       ============      ============      ===========     ===========

        (See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Forty Weeks Ended
                                                                         -----------------
                                                                     August 2,         August 3,
                                                                       1998              1997
                                                                   ------------      ------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                         $  2,184,203      $  1,732,673
Depreciation and amortization                                         4,506,394         4,459,154
Minority interest in income of Affiliated Partnerships                   37,737            74,263
Changes in other assets and liabilities                                (190,166)          408,884
                                                                   ------------      ------------
Net cash provided by operating activities                             6,538,168         6,674,974
                                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                   (7,831,301)       (7,246,810)
Decrease (increase) in other assets                                     (56,865)             (974)
Proceeds from sale of assets                                         16,994,532             1,250
                                                                   ------------      ------------
Net cash provided (used) by investing activities                      9,106,366        (7,246,534)
                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                      (42,582,318)      (38,922,413)
Proceeds from long-term obligations                                  26,806,500        40,426,313
Proceeds from sale of common stock                                       89,976            73,770
Cash paid for purchase of common stock                                                   (664,924)
Distributions to minority interests in Affiliated Partnerships          (96,258)          (77,006)
                                                                   ------------      ------------
Net cash provided (used) by financing activities                    (15,782,100)          835,740
                                                                   ------------      ------------

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS                          (137,566)          264,180
CASH & EQUIVALENTS BEGINNING OF PERIOD                                1,149,482           927,261
                                                                   ------------      ------------

CASH & EQUIVALENTS AT END OF PERIOD                                $  1,011,916      $  1,191,441
                                                                   ============      ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                         $  1,490,654      $  1,956,263
  Income taxes                                                     $  1,244,869      $    800,151
Non-cash activities:
  Property additions financed by capital leases                                      $    920,862
  Property additions financed by accounts payable                  $    412,674      $  2,253,218
  Deferred gain from sale of assets                                $  1,508,709


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

3.        Property Sale-Leaseback
          -----------------------

         On December 31, 1997 the Company entered into a sale-leaseback transaction with regard to the land, buildings, fixtures and improvements at eight restaurant sites. As a result of the sale, the Company received approximately $17,000,000 in net proceeds, which were used to substantially pay off borrowings under the Company's revolving line of credit. The Company leases back the restaurant sites under operating leases over a twenty year period at a base annual rent of approximately $1,583,000 (plus taxes and insurance). The transaction resulted in a deferred gain of approximately $1,509,000 which will be accreted to income over the twenty year lease term.

Item 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


REVENUES

         Revenues for the third quarter of 1998 increased $1,440,000 or 6.5% from the third quarter of 1997. The increase was a result of i) the opening of one Max & Erma's restaurant during the fourth quarter of 1997, ii) the opening of three Max & Erma's restaurants during the first quarter of 1998, and iii) the opening of the first Ironwood Cafe during the second quarter of 1998.

         Year-to-date revenues rose $7,004,000 or 10% from 1997 to 1998. The increase was a result of i) the opening of five Max & Erma's restaurants during 1997, ii) the opening of three Max & Erma's and one Ironwood Cafe during 1998, and iii) the receipt of franchise fees and royalty payments in 1998 totaling $148,000.

         The increases in revenues discussed above were offset by a decline in same-store sales of 3.2% and .6% for the quarter and year-to-date periods, respectively. The declines were a result of a planned strategy to reduce the frequency and dollar amount of couponing and discounting. The declines occurred primarily during the third quarter when the Company has historically discounted through the use of direct mail coupons. In 1998 the Company elected to forego this marketing program due to i) the high costs of production and distribution,
ii) adverse effects of heavy discounting on labor costs, and iii) a general belief that the Company should discount less and shift marketing dollars to programs designed to build traffic and long-term customer loyalty. In that regard, the Company's marketing strategy going forward will be to employ mass media in selected markets, including radio and direct mail, with a brand-building, not discounting, message. The Company is also targeting community involvement opportunities in the neighborhoods and cities surrounding its locations to create alliances and "word of mouth" advertising regarding its commitment to the community. Management believes the potential gains in customer loyalty should outweigh the short-term loss of customers motivated solely by discounts and, on a longer term basis, will reflect positively in same-store sales.

         Management recognizes the importance of positive same-store sales but also believes the change in marketing philosophy will create a profitable same-store sales trend. Management believes the same-store sales declines were not profitable sales. For the third quarter the 3.2% decline in same-store sales equaled approximately $624,000. During the same period, marketing expenditures, primarily the direct mail coupon program, were reduced approximately $450,000 compared to the third quarter of 1997. When cost of goods sold is factored in, the discount coupon program broke even in prior quarters, with no contribution towards other variable operating expenses such as labor, benefits, utilities, kitchen supplies, percentage rents and other expenses.

COSTS AND EXPENSES

         Cost of goods sold, as a percentage of revenues, decreased from 27.3% for the third quarter of 1997 to 26.2% for the third quarter of 1998. The decrease was a result of unusually high beef and ground beef prices during the third quarter of 1997 and menu changes made at the start of 1998 which removed certain higher cost and higher waste menu items. Year-to-date cost of goods sold, as a percentage of revenues, declined from 27.1% during 1997 to 26.5% during 1998. The decline was a result of the factors discussed above. A sharp increase in produce prices during the second quarter of 1998 somewhat offset the effect of the Company's cost reduction efforts on a year-to-date basis.

         Payroll and benefits, as a percentage of revenues, increased from 31.0% for the third quarter of 1997 to 31.4% for the third quarter of 1998. Year-to-date payroll and benefits, as a percentage of revenues, remained steady at 31.0% for both 1997 and 1998. Generally, the removal of more labor intensive menu items and the reduction of labor associated with discounted meals have been offset by the continual upward pressure on wage rates and increases in the minimum wage.

         Other operating expenses, as a percentage of revenues, increased from 28.9% for the third quarter of 1997 to 29.7% for the third quarter of 1998. The increase was primarily a result of the sale-leaseback transaction which occurred during the first quarter of 1998, which increased rent $346,000 and reduced depreciation $88,000 during the quarter. This resulted in a net increase in other operating expenses of $258,000 or 1.1% of revenues. The increase was offset by the lower, but more cost-effective, marketing expenditures previously discussed. Year-to-date other operating expenses, as a percentage of revenues, increased from 29.1% for 1997 to 29.7% for 1998 for reasons similar to the quarterly increase. All other expenses remained essentially even with last year for both the quarter and year-to-date periods.


ADMINISTRATIVE EXPENSES

         Administrative expenses, as a percentage of revenue, increased from 5.7% for the third quarter of 1997 to 6.6% for the third quarter of 1998. For the year-to-date period administrative expenses increased from 6.1% of revenues in 1997 to 6.7% of revenues in 1998. In dollar terms, the increases were 22% and 20% for the quarter and year-to-date periods, respectively. The increases were, in part, a result of overhead related to the Ironwood Cafe concept. Most of the remaining increases were a result of raises for corporate employees and additional employees needed to support the increased number of restaurants, franchising and a planned accelerated growth rate. During 1998 the Company added two additional real estate representatives, a director of franchising, a corporate recruiter, an assistant food and beverage director, a staff accountant and an additional point of sales support person.

         Management believes the addition of these personnel is necessary to achieve the Company's growth plans in 1999 and beyond and to properly support the Company's existing restaurants. Management anticipates that administrative expenses, as a percentage of revenues, may remain slightly above comparable expenses last year for the next two to three quarters until revenue growth accelerates, and then should begin to decline again.


INTEREST EXPENSE

         Interest expense decreased 45% from the third quarter of 1997 to the third quarter of 1998. Year-to-date interest expense decreased 28% from 1997 to 1998. The decreases were a result of the sale-leaseback transaction previously discussed. The Company received net proceeds of approximately $17.0 million from the transaction. The net proceeds were used to reduce borrowings under the Company's revolving credit line, resulting in an annual interest savings of $1,530,000. The Company expects a similar decline in interest expense during the fourth quarter of 1998. The Company capitalized $143,000 of construction period interest during the first 40 weeks of 1998 as compared to $158,000 during the comparable 1997 period.


INCOME TAXES

         The Company's effective tax rate rose slightly from 30.2% for the 40 weeks of 1997 to 30.5% for the comparable 1998 period. The increase was due to the fact that certain tax credits available to the Company are unrelated to pre-tax income and as pre-tax income rises the credits have a lesser effect on the Company's effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital ratio increased from .4 to 1 at October 26, 1997 to .5 to 1 at August 2, 1998. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first 40 weeks of 1998, the Company expended approximately $7,831,000 for property additions and $42,582,000 to reduce long-term obligations. Funds for such expenditures were provided primarily by $26,807,000 from proceeds of long-term obligations, $16,995,000 of net proceeds from the sale-leaseback of assets, $6,538,000 from operations and $138,000 from cash on hand. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

         At August 2, 1998, two Max & Erma's restaurants were under construction. One in Warrenville, Illinois, a suburb of Chicago, subsequently opened August 31,1998. The second, in Lexington, Kentucky, will also open during the fourth quarter of 1998. In conjunction with the opening of that restaurant, the Company has elected not to renew the lease for its original

Lexington location. The Company will close that restaurant during the fourth quarter due to its proximity to the new restaurant and marginal profitability. The loss on closing did not have a material effect.

         The Company expects to open eight Max & Erma's restaurants during 1999. Purchase contracts or ground leases have been executed for sites in Middleburg Heights, Ohio, a suburb of Cleveland, and Monroeville and Peters Township, Pennsylvania, suburbs of Pittsburgh. The Company is negotiating for nine additional sites, primarily in existing markets, which would complete 1998's growth plan and a portion of 1999's.

         The addition of company-owned Max & Erma's restaurants could be supplemented by the opening of franchised locations by late 1998. The Company has promoted a veteran regional manager to the position of Director of Franchising. Although no additional franchise agreements have been signed, the Company expects to be actively marketing franchises by early 1999.

         The Company also expects to open five Ironwood Cafes during 1999. At August 2, 1998 two leases have been signed for locations in Mentor, Ohio, a suburb of Cleveland and Gahanna, Ohio, a Columbus suburb. Additional leases are being negotiated in Cincinnati and Dayton, Ohio; Detroit, Michigan, and Pittsburgh, Pennsylvania. The Company plans on completing 1999's development plan and then will evaluate the future development potential of the Ironwood Cafe concept.

         The Company anticipates that funding for new restaurants will be provided primarily by cash flow from operations, real estate and equipment leasing and the Company's revolving credit line. At August 2, 1998, the Company had a commitment for an additional $10.0 million of sale-leaseback financing, had approximately $10.2 million available under its $12.0 million revolving credit line and approximately $1.3 million available under equipment lease commitments.


YEAR 2000

         The Company has reviewed its computer systems and software with respect to the Year 2000 issue. The Company has identified three critical areas: register systems, network and accounting software and payroll processing. Register systems currently being installed are Year 2000 compliant. Older register systems function and accumulate data without regards to date and therefore Year 2000 is not an issue. The Company's main accounting software is supplied by an outside vendor and has been upgraded to be Year 2000 compliant in the course of normal system upgrades. Certain database and spreadsheet software may need to be upgraded during fiscal 1999 at an expected cost not to exceed $50,000 which would be expensed as incurred. During 1998 the Company expended approximately $25,000 for computer equipment used exclusively to process payroll. The related software was provided by the Company's outside payroll service and has been represented to be Year 2000 compliant.

         The Company presently has one major outside food products supplier to its restaurants. It has inquired of that supplier as to its Year 2000 compliance efforts and been assured that all operational areas are Year 2000 compliant. Failure of that supplier to deliver food products to the Company's restaurants could lead to a cessation of operations. While the Company has no contingency plan regarding replacement of that vendor, it believes it could be replaced and operations resumed within a 30 day period.


SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

         This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements include statements in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding anticipated future revenues, franchising, the opening of additional Max & Erma's restaurants (paragraph 15), franchising (paragraph 16), the opening of additional Ironwood Cafe restaurants (paragraph 17), and same-store sales (paragraphs 3 and 4), future administrative expenses (paragraph 9), future sources of capital for new restaurants
(paragraph 18), and Year 2000 preparedness and contingency plans (paragraph
19). The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the Company's ability to open or franchise new restaurants as planned, changes in competition in markets where the Company operates restaurants, the level of market acceptance of the Company's new restaurant concept (Ironwood Cafe), the Company's ability to control administrative expenses, changes in interest rates, changes in cash flows from operations, the availability of real estate leases, and other risks, uncertainties and factors described in the Company's most recent Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Item 5 - OTHER INFORMATION

         Any shareholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for presentation to the Company's 1999 Annual Meeting of Shareholders will be considered ultimately filed for purposes of Rule 14a-4 and 14a-5 if notice thereof is received by the Company after January 5, 1999.

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




 September 10, 1998
--------------------
       Date

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