Form 10-K
period 1998-10-25
MAX & ERMAS RESTAURANTS INC
filed 1999-01-15
CIK 706471

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended October 25, 1998
                         Commission File Number: 0-11514

                         Max & Erma's Restaurants, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                          No. 31-1041397
        --------------------------------------       ---------------------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification No.)

         4849 Evanswood Drive Columbus, Ohio          43229
         --------------------------------------      ---------------------------
        (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code   (614) 431-5800
                                                     ---------------------------

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value has been computed by reference to the closing bid price of such stock, as of December 31, 1998.

            Total shares outstanding                                   3,683,722

            Number of shares owned beneficially                        1,828,553
             and/or of record by directors
             and officers (1)

            Number of shares held by persons                           2,279,569
             other than directors or
             officers

            Closing bid price                                          $7.125

            Market value of shares held by                             $16,241,929
             persons other than directors
             or officers


(1) For purposes of this computation all officers and directors are included, although not all are necessarily "affiliates." Includes options to purchase 424,400 shares of common stock, all of which are presently exercisable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                             3,683,722 Common Shares
                      were outstanding at December 31, 1998


                       DOCUMENTS INCORPORATED BY REFERENCE


1.   Annual Report to Shareholders for the Fiscal Year Ended October 25, 1998
     (in pertinent parts, as indicated).....Parts II and IV.

2.   Proxy Statement for 1999 Annual Meeting of Shareholders (in pertinent parts, as indicated).....Part III.

                                     PART I

Item 1. BUSINESS
----------------

         Max & Erma's Restaurants, Inc. (the "Company"), directly and through an affiliated partnership, owns, operates and franchises (two) a chain of forty-nine Max & Erma's restaurants at December 31, 1998. In addition, Ironwood Cafe, LLC, a wholly-owned limited liability company owns and operates one Ironwood Cafe. The Company is a Delaware corporation organized in 1982, as the successor to a restaurant business founded in 1971. The Company has registered the phrase "Max & Erma's - Neighborhood Gathering Place" and its associated logo as a service mark with the United States Patent and Trademark Office.

         The Company's executive offices are located at 4849 Evanswood Drive, Columbus, Ohio 43229, and its telephone number is (614) 431-5800.

Description of Business
-----------------------

         Max & Erma's restaurants are famous for gourmet burgers, overstuffed sandwiches, homemade pasta dishes, chargrilled steak and chicken specialties, super salads and taste-tempting munchies. Unique to the Max & Erma's concept is the Build-Your-Own-Sundae Bar, a bathtub filled with vanilla ice cream, special sauces and lots of toppings. In addition, the restaurants offer a full complement of alcoholic and non-alcoholic beverages. Management believes that the decor and theme of Max & Erma's restaurants allow the introduction of a broad range of menu items, thus permitting rapid adjustment to changing customer preferences.

         Antique artifacts and local paraphernalia make Max & Erma's a fun, unique place to take friends and family. The use of brick, a combination of light and dark colors, and dropped lighting creates a roomy, yet cozy feel for customers to enjoy while dining. The neighborhood atmosphere is enhanced by local items where each restaurant is located, including sports team paraphernalia and historical artifacts as well as a giant bubble gum machine, a three-dimensional burger, an antique love tester and many other things. Giant murals, both inside and outside the restaurant, combine the history and tradition of each market with Max & Erma's story.

     Max & Erma's restaurants are open for both lunch and dinner seven days a week. Hours of operation are generally 11:00 a.m. to midnight. During fiscal 1998, the average check was approximately $8.21 at lunch and $9.72 at dinner. The lunch and dinner meal periods accounted for approximately 37.3% and 62.7% of net sales, respectively. Alcoholic beverages constituted approximately 12.0% of net sales in fiscal 1998.

         The Company's strategy is to compete in the casual dining segment of the restaurant industry by offering a variety of high quality food in a casual, comfortable and fun atmosphere and with a uniquely personable service style. The philosophy of the Company is to focus on the details of the customer experience that instill customer loyalty and promote repeat business. The purpose of every associate is to "help our guests enjoy their total dining experiences so they can't wait to come back." The Company believes that experience starts with the food. That's why it uses only the freshest, high quality ingredients in every menu item.

         Freshness and quality are truly the foundations upon which Max & Erma's was built. The Company strives to do things the right way, not the easy way. It believes this dedication makes it better and that its guests return more often. Market research indicates that customers often know what they are going to order before they get to the restaurants because they crave certain signature items.

         Being a "purpose-driven" company requires an ability to understand what guests want, and a dedication to focus all associates' energies on exceeding those expectations. Management believes that the best expressions of guests' desires can be translated to a phrase that captures Max & Erma's character. Specifically, the concept of the "Hometown Favorite" evokes images of trust, friendliness and wholesomeness. This means that associates treat guests with respect, like friends or neighbors, and provide them with the kind of food, service and atmosphere that will make them want to return often.

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

         Max & Erma's restaurants have always been known for gourmet hamburgers and specialty sandwiches; however, one part of the Company's focus on the customer is an evolving menu that changes to meet consumer tastes. The Company believes its menu should be fun as well as innovative, and reviews and revises as necessary the menu twice each year, and in addition offers an annual summer menu. By periodically modifying its menu through the introduction of a broad range of appealing new menu items the Company has achieved a more diversified sales mix.

         The Company makes extensive use of consumer focus groups to conduct marketing research. Management incorporates the findings of this market research in its advertising, menu development, employee training, and building design and decor. According to customers, the major point of difference between the Company and its competitors is that Max & Erma's restaurants are perceived as being more of a "fun place," an image the Company tries to foster in its advertising. The Company spent approximately 2.3% of sales on advertising in 1998 but anticipates increasing its marketing expenditures during 1999 as it redirects dollars previously spent on discounting and couponing. It primarily uses radio, direct mail, billboards, special events and localized store marketing designed to increase customer awareness and repeat business.

         The Company owns forty-six of the Max & Erma's restaurants currently in operation. One is owned by a separate affiliated partnership. In addition to the specified percentage interest in the profits and losses of the affiliated partnership, the Company is paid an annual fee equal to 6% of gross revenues for managing the Max & Erma's restaurant owned by the partnership. The management contract provides for monthly payments to the Company for an initial term of two years and renewal terms aggregating 20 additional years upon the mutual agreement of the parties.

         During 1998 two separate franchised Max & Erma's restaurants opened in the Columbus, Ohio airport and in the Cleveland, Ohio airport. Terms of the agreements call for an initial franchise fee plus a monthly royalty of 4 or 5% of sales. Total franchise fees and royalty payments for 1998 were $55,000 and $137,000 respectively. Additionally, in July 1998, the Company promoted a veteran regional manager to the position of director of franchising with the purpose of developing a complete franchising program. Beginning in 1999, the Company expects to begin actively marketing Max & Erma's franchises primarily to potential multi-unit operators.

         During 1998 the Company also initiated a test of a second restaurant concept, Ironwood Cafe. A typical Ironwood Cafe will occupy approximately 3,500 to 4,000 square feet of leased space, is open for dinner only, and primarily serves pasta and gourmet pizzas prepared in a wood-burning oven. The Company anticipates opening an additional two Ironwood Cafes during 1999. At the end of 1999 the Company will evaluate its expansion potential.

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

Employees
---------

         At October 25, 1998, the Company had 3,899 employees, of which 574 were full-time restaurant employees, 3,104 were part-time restaurant employees, 74 were corporate staff personnel and 147 were restaurant managerial personnel. None of the Company's employees are represented by a labor union or a collective bargaining unit. The Company considers relations with its employees to be good.

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

         Restaurant operations are administered by a management staff headed by the Chief Operating Officer. A Regional Vice President of Operations reports to the Chief Operating Officer. Eleven regional managers, each of whom supervises the operations of four to five restaurants, report to either the Chief Operating Officer or the Regional Vice President of Operations. Each restaurant has a general manager, who is responsible for training and supervising approximately 40 to 100 employees, and two or three assistant managers. Regional managers are responsible for hiring their general and assistant managers. General managers, with the assistance of the regional manager, are responsible for hiring restaurant employees. The Company seeks to hire experienced restaurant personnel who must complete a 14 week training program conducted by the Company before becoming an assistant manager. The Company has historically promoted from within to fill its regional and general manager positions.

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

Managing Partner Program
------------------------

         At the start of 1999 the Company introduced its Managing Partner Program on a test basis. Nine eligible general managers and the Company entered into five year agreements in which the general manager places 1,000 shares of Max & Erma's common stock which he or she owns in escrow with the Company and agrees to manage their restaurant for a five year period. The shares of stock are forfeited if the general manager terminates their employment during the term of the agreement. In return the Company agrees to not relocate the general manager during the term of the agreement. During the term of the agreement the general manager's base salary is fixed. As additional compensation they receive 25% of the increase in profit before fixed expenses over a pre-established base profit (generally the average of profit before fixed expenses for the most recent three fiscal years). The Company believes the program will encourage the general manager to both build sales and control margins, create a sense of ownership, reduce management turnover and promote a longer term perspective.

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

Future Expansion
----------------

         The Company intends to open eight additional Max & Erma's restaurants per year during fiscal 1999 and fiscal 2000 and two Ironwood Cafes during fiscal 1999. All but four of the existing Max & Erma's restaurants are located in suburban areas. Of the existing Max & Erma's restaurants, 32 are free-standing and 15 are in-line shopping center/mall locations. The following table sets forth the location of each Company-owned existing Max & Erma's restaurants and Ironwood Cafes and the locations of restaurants currently under development and scheduled to open during 1999 and 2000:

                                          Max & Erma's                                    Ironwood Cafe
                                          ------------                                    -------------
                               Existing            Under Development            Existing           Under Development
                               --------            -----------------            --------           -----------------
GEORGIA
     Atlanta                       2                      ---                     ---                     ---
ILLINOIS
     Chicago                       7                      ---                     ---                     ---
INDIANA
     Indianapolis                  3                       2                      ---                     ---
KENTUCKY
     Lexington                     2                      ---                     ---                     ---
MICHIGAN
     Ann Arbor                     1                      ---                     ---                     ---
     Detroit                       6                       1                      ---                     ---
     Grand Rapids                  1                      ---                     ---                     ---
NORTH CAROLINA
     Charlotte                     1                      ---                     ---                     ---
OHIO
     Akron                         1                      ---                     ---                     ---
     Cincinnati                    1                       2                      ---                      1
     Cleveland                     3                       2                      ---                      1
     Columbus                      9                       1                       1                      ---
     Dayton                        3                      ---                     ---                     ---
     Toledo                        1                      ---                     ---                     ---
     Niles                        ---                      1                      ---                     ---
PENNSYLVANIA
     Pittsburgh                    5                       2                      ---                     ---
     Erie                         ---                      1                      ---                     ---
SOUTH CAROLINA
     Greenville                    1                      ---                     ---                     ---
VIRGINIA
     Norfolk                      ---                      1                      ---                     ---
     TOTAL                        47                      13                       1                        2


         The Company's preference is to acquire the land and build new free-standing restaurants for Max & Erma's. However, in order to acquire suitable sites, the Company will utilize ground leases, or lease and convert existing premises. All sites under development are free-standing. Management believes that the clustering of three or more restaurants in markets of sufficient size increases customer awareness, enhances the effectiveness of advertising and improves management efficiency.

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

         In addition to the other information in this Report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results of operations for Fiscal 1999 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

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

6. Ironwood Cafe - The Company is testing a new concept, Ironwood Cafe. There is no assurance that this concept will become profitable or achieve expected results.

7. Franchising - The Company has begun and will expand franchising the Max & Erma's concept. Failure to properly train, control and supervise franchisees could have a detrimental effect on the overall reputation and results of operations of Max & Erma's Company-owned restaurants. Additionally, there is no assurance that franchised restaurants will open or generate franchise fees as projected.

Item 2. PROPERTIES
------------------

         All but five of the Company's restaurants are occupied under leases expiring from 2000 to 2025, with renewal options for five to twenty additional years. The affiliated partnership which owns one of the restaurants in Columbus, Ohio also owns the premises on which it is located. Restaurant leases are generally collateralized by liens on leasehold improvements, equipment, furniture and fixtures. The Company leases its executive offices (24,000 square feet) and general warehouse and storage facilities (17,000 square feet) in Columbus, Ohio under an operating lease expiring in January 2009.

         During 1998 the Company completed a sale-leaseback of 13 Max & Erma's restaurant properties. The Company received net proceeds from the sale of approximately $25.5 million, which was approximately $1.4 million in excess of net book value of the properties. The related leases are for an initial term of twenty years with three five-year renewal options.

         The last 29 Max & Erma's restaurants opened since mid-1993 are based on a standard prototype design. The prototype gives Max & Erma's restaurants a distinct identity and emphasizes an unpretentious neighborhood ambiance. The prototype design downplays the use of brass, Tiffany lamps and other design features common to the Company's 18 older restaurants and to many other casual dining restaurants. Max & Erma's restaurants established prior to the introduction of the prototype vary in design and appearance, but average 6,000 square feet and seat an average of 160 customers. The freestanding prototype is approximately 6,800 square feet and seats 210 patrons for dining in addition to the bar area. A 30 to 40 seat seasonal patio area is optional. The prototype design is readily adaptable to a variety of sites including shopping center and mall locations.

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

         The Company is currently under contract to lease two additional sites for Ironwood Cafe. The restaurants will generally occupy 3,500 to 4,000 square feet in neighborhood locations. Since Ironwood Cafe is open for dinner only, a convenient neighborhood location is the most important aspect of the site selection criteria. The leases are generally for an initial term of five years with two five-year renewal options.


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


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
---------------------------------------------------------
        STOCKHOLDER MATTERS
        -------------------

         The information contained under the captions "SELECTED QUARTERLY FINANCIAL DATA" and "SHAREHOLDER INFORMATION" is incorporated herein by reference to the inside back cover of the Company's Annual Report to Shareholders for the fiscal year ended October 25, 1998.

Item 6. SELECTED FINANCIAL DATA
-------------------------------

     Information required under this Item is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 25, 1998, page 10.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

         Information required under this Item is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 25, 1998, pages 11 through 13.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

         None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     The balance sheets as of October 25, 1998 and October 26, 1997 and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 25, 1998, and the related notes to the financial statements together with the independent auditors' report thereon and the Selected Quarterly Financial Data are incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 25, 1998, pages 14 through 24 and the inside back cover.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-----------------------------------------------------
        ON ACCOUNTING AND FINANCIAL DISCLOSURES
        ---------------------------------------

         None.

                                    PART III

Items 10, 11, 12 and 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE
----------------------------------------------------------------
         REGISTRANT: EXECUTIVE COMPENSATION: SECURITY OWNERSHIP OF
         ---------------------------------------------------------
         CERTAIN BENEFICIAL OWNERS AND MANAGEMENT: AND CERTAIN
         -----------------------------------------------------
         RELATIONSHIPS AND RELATED TRANSACTIONS
         --------------------------------------

         Information required under these Items is incorporated herein by reference to the Company's Proxy Statement for 1999 Annual Meeting of Stockholders to be held on April 8, 1999, pursuant to Regulation 14A.


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
---------------------------------------------------------------------
           8-K.
           ----

         (a)(1) and (2) and (d): Financial Statements
                  The financial statements listed in the accompanying index to financial statements on page 14 are filed as part of this report.

         (a)(3) and (c): Exhibits
                  The exhibits listed in the accompanying index to exhibits on pages 15 through 16 are filed as part of this report.

         (b):  Reports on Form 8-K
                  Report dated 9-13-98, filed 9-14-98, reporting that the Board of Directors authorized the Company to repurchase 500,000 shares of the Company's common stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 15, 1999                  Max & Erma's Restaurants, Inc.

                                         By: /s/Todd B. Barnum
                                            ---------------------------
                                         Todd B. Barnum
                                         Chairman of the Board,
                                         Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature                                    Title
---------                                    -----

/s/Todd B. Barnum                   Chairman of the Board, Chief Executive
--------------------------------    Officer and President, Director (Principal
Todd B. Barnum                      Executive Officer)


*/s/Mark F. Emerson                 Chief Operating Officer, Director
--------------------------------
Mark F. Emerson

/s/William C. Niegsch, Jr.          Executive Vice President and Chief
--------------------------------    Financial Officer, Director,
William C. Niegsch, Jr.             (Principal Financial Officer)


*/s/William E. Arthur               Director
--------------------------------
William E. Arthur

*/s/Donald W. Kelley                Director
--------------------------------
Donald W. Kelley

*/s/Robert A. Rothman               Director
--------------------------------
Robert A. Rothman

*/s/Roger D. Blackwell              Director
--------------------------------
Roger D. Blackwell

*/s/Michael D. Murphy               Director
--------------------------------
Michael D. Murphy

*/s/Thomas R. Green                 Director
--------------------------------
Thomas R. Green

*By /s/William C. Niegsch, Jr.
--------------------------------
    William C. Niegsch, Jr.
    Attorney-in-Fact

                 MAX & ERMA'S RESTAURANTS, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                ITEMS 8, 14(a)(1)

                                                                REFERENCE PAGE
                                                                ANNUAL REPORT
                                                                TO SHAREHOLDERS
                                                                ---------------
The following items are required to be
included in Items 8 and 14(a)(1) and
are incorporated by reference from the
attached Annual Report to
Shareholders of Max & Erma's
Restaurants, Inc. for the fiscal year
ended October 25, 1998:

-Consolidated Balance Sheets as of
 October 25, 1998 and October 26, 1997
-For the years ended October 25, 1998,                                 14 - 15
 October 26, 1997 and October 27, 1996
   -Consolidated Statements of Income
   -Consolidated Statements of Stockholders' Equity                         16
   -Consolidated Statements of Cash Flows                                   17
                                                                            18
-Notes to Consolidated Financial Statements
-Independent Auditors' Report
-No financial statement schedules are required                         19 - 23
 to be filed because the conditions requiring                               24
 their filing do not exist or because the information
 is given in the consolidated financial statements or
 notes thereto.

                               REPORT ON FORM 10-K

                         MAX & ERMA'S RESTAURANTS, INC.

                                INDEX TO EXHIBITS


       Exhibit                                   Description                                            Page No.
       -------                                   -----------                                            --------
         No.
         ---
          2            Plan and Agreement of Reorganization, as amended October 15,      Reference is made to Exhibit 2 of
                       1991.                                                             Report on Form 10-K filed January 24,
                                                                                         1992.
        3(a)           Restated Certificate of Incorporation, as amended April 4, 1985.  Reference is made to Exhibit 4(c) of
                                                                                         Report on Form 10-Q filed June 26,
                                                                                         1985.
        3(b)           Restated By-Laws, as amended April 4, 1985.                       Reference is made to Exhibit 4(d) of
                                                                                         Report on Form 10-Q filed June 26,
                                                                                         1985.
        3(c)           Certificate of Amendment of Certificate of Incorporation          Reference is made to Exhibit 3(c) of
                       September 22, 1986.                                               Report on Form 10-K filed January 23,
                                                                                         1987.
        3(d)           Certificate of Amendment of Certificate of Incorporation May      Reference is made to Exhibit 3(d) of
                       30, 1990.                                                         Report on form 10-K filed January 25,
                                                                                         1991.
          4            Form of Common Stock Certificate.                                 Reference is made to Exhibit 4(a) of
                                                                                         Registration Statement on Form S-1
                                                                                         (Registration No. 2-85585).
        10(a)          Max & Erma's Ltd. Agreement of Limited Partnership, dated May     Reference is made to Exhibit 10(b) of
                       17, 1972.                                                         Registration Statement on Form S-1
                                                                                         (Registration No. 2-85585).
        10(b)          First Amendment to Agreement of Limited Partnership of Max &      Reference is made to Exhibit 10(b) of
                       Erma's Ltd., dated September 9, 1974.                             Registration Statement on Form S-1
                                                                                         (Registration No. 2-85585).
        10(c)          Max & Erma's Convention Center Ltd. Agreement of Limited          Reference is made to Exhibit 10(k) of
                       Partnership, dated July 27, 1981.                                 Registration Statement on Form S-1
                                                                                         (Registration No. 2-85585).
        10(d)          Letter Agreement between Nine Limited Leasing, Max & & Erma's     Reference is made to Exhibit 10(bb)
                       Inc., and Max & Erma's, Indianapolis, Ltd., dated April 24, 1977. of Registration Statement on Form S-1
                                                                                         (Registration No. 2-85585).
        10(e)          Letter Agreement between Nine Limited Leasing, Max & Erma's,      Reference is made to Exhibit 10(dd)
                       Inc., and Max & Erma's East, Ltd., dated May 27, 1977.            of Registration Statement on Form S-1
                                                                                         (Registration No. 2-85585).
        10(f)          Letter Agreement between Nine Limited Leasing, Max & Erma's,      Reference is made to Exhibit 10(ee)
                       Inc., and Max & Erma's Dayton, Ltd., dated October 1, 1977.       of Registration Statement on Form S-1
                                                                                         (Registration No. 2-85585).
        10(g)          Letter Agreement between Nine Limited Leasing, Max & Erma's,      Reference is made to Exhibit 10(gg)
                       Inc., and Max & Erma's North, Ltd., dated December 28, 1981.      of Registration Statement on Form S-1
                                                                                         (Registration No. 2-85585).

       10(h)*          Employment Agreement with Todd Barnum, dated December 12, 1984.   Reference is made to Exhibit 10(b) of
                                                                                         Report on Form 10-K filed January 25,
                                                                                         1985.
       10(i)*          Employment Agreement with Mark F. Emerson, dated December 12,     Reference is made to Exhibit 10(c) of
                       1984.                                                             Report on Form 10-K filed January 25,
                                                                                         1985.
       10(j)*          Employment Agreement with William C. Niegsch, Jr., dated          Reference is made to Exhibit 10(d) of
                       December 12, 1984.                                                Report on Form 10-K filed January 25,
                                                                                         1985.
       10(k)*          1992 Stock Option Plan.                                           Reference is made to Exhibit 10(q) of
                                                                                         Report on Form 10-K filed January 25,
                                                                                         1993.
       10(l)*          1996 Stock Option Plan.                                           Reference is made to Exhibit 10(p) of
                                                                                         Report on Form 10-K filed January
                                                                                         1996.
       10(m)*          Indemnification Agreement (form) between Max & Erma's             Reference is made to Exhibit 10(y) of
                       Restaurants, Inc. and each of its directors dated as of June      Report on Form 10-K filed January 23,
                       18, 1986.                                                         1987.
        10(n)          Lease between Max & Erma's Dublin, Inc. and Mango Investments,    Reference is made to Exhibit 10(ee)
                       dated February 9, 1989.                                           of Report on Form 10-K filed January
                                                                                         26, 1990.
       10(o)*          Written description of split dollar life insurance program for    Reference is made to footnote 3 to
                       officers.                                                         the Summary Compensation Table
                                                                                         presented in the Company's Proxy
                                                                                         Statement for the 1996 Annual Meeting
                                                                                         of Shareholders, which is
                                                                                         incorporated by Reference herein.
       10(p)*          Board of Directors' Resolution adopted November 2, 1987           Reference is made to Exhibit 10(dd)
                       relating to split dollar life insurance program for officers.     of Report on Form 10-K filed January
                                                                                         25, 1993.
       10(q)*          Board of Directors' Resolution adopted October 19, 1992           Reference is made to Exhibit 10(ee)
                       relating to split dollar life insurance program for officers.     of Report on Form 10-K filed January
                                                                                         25, 1993.
       10(r)           Amended and Restated Revolving Credit Agreement dated January
                       30, 1998 between Max & Erma's Restaurants, Inc. and The
                       Provident Bank.
       10(s)           First Amendment to Amended and Restated Revolving Credit
                       Agreement dated December 11, 1998 between Max & Erma's
                       Restaurants, Inc. and The Provident Bank.
       10(t)*          Compensation Committee of the Board of Directors
                       resolution adopted October 5, 1998 relating to officers'
                       bonuses.
       13              Portions of the Annual Report to Stockholders for the
                       Fiscal Year ended October 25, 1998, incorporated herein
                       by reference (except for those pages which are
                       specifically incorporated by reference, the Company's
                       Annual Report to stockholders is not to be deemed as
                       filed as part of this report).
       23              Consents of Experts and Counsel.
       24              Power of Attorney.
       27              Financial Data Schedule.



*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of the Report on Form 10-K.