Form 10-Q
period 1999-02-14
MAX & ERMAS RESTAURANTS INC
filed 1999-03-18
CIK 706471

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)


For Quarter Ended February 14, 1999 Commission file number 0-11514
                  -----------------                        -------

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

As of the close of the period covered by this report, the registrant had outstanding 3,625,010 common shares.

         PART I - FINANCIAL INFORMATION / ITEM 1 - FINANCIAL STATEMENTS
     MAX & ERMA'S RESTAURANTS, INC. - CONDENSED BALANCE SHEETS (UNAUDITED)
                                     ASSETS
                                     ------
                                                    February 14,    October 25,
Current Assets:                                        1999             1998
                                                    ------------    -----------
Cash                                                $ 2,068,073     $ 2,151,323
Inventories                                             876,317         855,202
Other Current Assets                                  1,722,522       1,662,760
                                                    -----------     -----------
Total Current Assets                                  4,666,912       4,669,285

Property - At Cost:                                  62,649,265      60,656,746
Less Accumulated Depreciation and Amortization       23,213,581      22,559,784
                                                    -----------     -----------
Property - Net                                       39,435,684      38,096,962

Other Assets                                          3,447,028       3,191,709
                                                    -----------     -----------
Total                                               $47,549,624     $45,957,956
                                                    ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
Current Maturities of Long-Term Obligations         $   794,431     $   772,634
Accounts Payable                                      2,620,321       2,838,526
Accrued Liabilities                                   3,641,137       3,689,637
                                                    -----------     -----------
Total Current Liabilities                             7,055,889       7,300,797

Long-Term Obligations - Less Current Maturities      22,990,658      20,009,596

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
Authorized 10,000,000 Shares,
Issued and Outstanding 3,625,010 Shares
   At 2/14/99 and 3,772,388 Shares at 10/25/98          362,501         377,239
Additional Capital                                    6,583,344       7,655,299
Retained Earnings                                    10,557,232      10,615,025
                                                    -----------     -----------
Total Stockholders' Equity                           17,503,077      18,647,563
                                                    -----------     -----------
Total                                               $47,549,624     $45,957,956
                                                    ===========     ===========

       (See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                                     Sixteen Weeks Ended
                                                     -------------------
                                                February 14,     February 15,
                                                   1999              1998
                                                ------------     ------------
REVENUES:                                       $31,149,489      $29,544,785

COSTS AND EXPENSES:
Costs of Goods Sold                               8,162,873        7,900,969
Payroll and Benefits                              9,912,083        9,138,309
Other Operating Expenses                          9,781,512        8,790,774
Administrative Expenses                           2,357,683        1,959,951
                                                -----------      -----------
Total Operating Expenses                         30,214,151       27,790,003
                                                -----------      -----------
Operating Income                                    935,338        1,754,782
Interest Expense                                    430,707          762,318
Minority Interest in Income
  of Affiliated Partnerships                         18,424           37,489
                                                -----------      -----------
INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                           486,207          954,975
INCOME TAXES                                        144,000          290,000
                                                -----------      -----------
INCOME BEFORE EXTRAORDINARY ITEM                    342,207          664,975

EXTRAORDINARY LOSS (net of income tax
   benefit of $186,000)                             400,000
                                                -----------
NET INCOME (LOSS)                               $   (57,793)     $   664,975
                                                ===========      ===========

INCOME PER SHARE BEFORE EXTRAORDINARY ITEM:
   BASIC                                        $      0.09      $      0.16
                                                ===========      ===========
   DILUTED                                      $      0.09      $      0.16
                                                ===========      ===========
EXTRAORDINARY LOSS PER SHARE:
   BASIC                                        $     (0.11)
                                                ===========
   DILUTED:                                     $     (0.11)
                                                ===========
NET INCOME (LOSS) PER SHARE:
   BASIC                                        $     (0.02)     $      0.16
                                                ===========      ===========
   DILUTED                                      $     (0.02)     $      0.16
                                                ===========      ===========
SHARES OUTSTANDING:
   BASIC                                          3,701,995        4,250,491
                                                ===========      ===========
   DILUTED                                        3,765,377        4,252,802
                                                ===========      ===========

       (See notes to financial statements)

                              MAX & ERMA'S RESTAURANTS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                Sixteen Weeks Ended
                                                                -------------------
                                                           February 14,      February 15,
                                                               1999              1998
                                                           ------------      ------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income (loss)                                          $    (57,793)     $    664,975
Depreciation and amortization                                 1,637,803         1,791,139
Extraordinary loss                                              400,000
Minority interest in income of Affiliated Partnerships           18,424            37,489
Changes in other assets and liabilities                        (436,028)        1,134,537
                                                           ------------      ------------
Net cash provided by operating activities                     1,562,406         3,628,140
                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                           (3,237,706)       (3,292,075)
Proceeds from sale of assets                                      1,215        16,998,868
Decrease in other assets                                       (230,418)         (100,440)
                                                           ------------      ------------
Net cash provided (used) by investing activities             (3,466,909)       13,606,353
                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations              (16,052,154)      (25,333,048)
Proceeds from long-term obligations                          19,065,748         9,087,825
Proceeds from sale of stock                                      24,150            67,496
Purchase of common stock                                     (1,172,240)
Debt issue costs                                                (25,000)
Distributions to minority interests in Affiliated
  Partnership                                                   (19,251)          (38,503)
                                                           ------------      ------------
Net cash provided (used) by financing activities              1,821,253       (16,216,230)
                                                           ------------      ------------

NET INCREASE (DECREASE)IN
  CASH AND EQUIVALENTS                                          (83,250)        1,018,263
CASH AND EQUIVALENTS AT
  BEGINNING OF PERIOD                                         2,151,323         1,149,482
                                                           ------------      ------------

CASH AND EQUIVALENTS AT END OF PERIOD                      $  2,068,073      $  2,167,745
                                                           ============      ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                 $    604,121      $    771,543
  Income taxes                                             $    131,502      $    114,333
Non-cash activities:
  Property additions financed by accounts payable          $    444,151      $    534,800
  Deferred gain from sales of assets                                         $  1,544,273

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

     The Company, its subsidiary and Affiliated Partnership each have a 52-53 week fiscal year which ends on the last Sunday in October. Fiscal 1999 consists of 53 weeks and includes one sixteen-week, two twelve-week and one thirteen-week quarters.


2.    Extraordinary Item
      ------------------

      In August 1994, the Company issued $10,384,000 of unsecured convertible subordinated debentures which bore interest at 8% and were due in 2004. In November 1998 the Company redeemed the $8,842,000 outstanding debentures by utilizing borrowings under its bank credit agreement. The Company recognized an extraordinary charge against income of $400,000, net of tax ($0.11 per diluted share) related to the write-off of unamortized debt issuance costs.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

REVENUES
--------

     Revenues for the first quarter of 1999 rose $1,605,000 or 5% from the first quarter of 1998. The increase was a result of i) the opening of five Max & Erma's restaurants during 1998, and ii) the opening of one Ironwood Cafe during 1998 and one during the first quarter of 1999. The increase in revenues from the opening of new restaurants was partially offset by the closing of two Max & Erma's restaurants, one during the fourth quarter of 1998 and one during the first quarter of 1999, and a decline of approximately $320,000 or 1.2% in same-store sales for restaurants opened at least 18 months.

     Exclusive of the two week period from January 2, 1999 through January 15, 1999, same-store sales increased approximately $330,000 or 1.4% from the first quarter of 1998 to the first quarter of 1999. During the first two weeks of January, same-store sales declined approximately $650,000 or 20% due to extremely harsh winter weather impacting the entire Midwest and to a lesser extent the Company's southeastern locations. Same-store sales declines at individual restaurants during this period ranged from 4% down to over 60% down. During the two week period over half of the 41 restaurants included in the same-store sales group reported sales declines of 20% or more, with no restaurant in the chain reporting positive sales comparisons. Management believes the total revenue loss at all restaurants during this period was in excess of $800,000.

     Management expects modest revenue growth during the second quarter of 1999 as it anticipates no restaurant openings during the quarter. Beginning in the third quarter of 1999 the Company expects to open two to three Max & Erma's restaurants per quarter through the end of fiscal 2000. The Company is currently under contract to purchase or lease ten Max & Erma's locations and is negotiating for an additional five sites.

     The Company expects to open an additional Ironwood Cafe during the third quarter of 1999. Management will continue to monitor and evaluate the Ironwood Cafe concept through the end of 1999. At that time the Company will determine its future development potential. Management is encouraged by initial sales at the second Ironwood Cafe, which have averaged over $17,000 per week since opening, approximately 75% higher than the first location.

     The Company also anticipates additional revenue growth from franchising. During the first quarter of 1999 the Company signed its first multi-unit franchise agreement. The agreement requires the franchisee to open four Max & Erma's restaurants in Richmond and Charlottesville, Virginia over a five year period. The agreement calls for a $40,000 franchise fee for each restaurant opened plus a royalty payment equal to 4% of sales. The first restaurant must be open by August 2000.

COSTS AND EXPENSES
------------------

     Cost of goods sold, as a percentage of revenues, declined from 26.7% for the first quarter of 1998 to 26.2% for the first quarter of 1999. The decline was due to higher produce and dairy prices during 1998 and menu price increases of 1-1/2 to 2 percent, while other inventory costs remained relatively stable.

     Payroll and benefits, as a percentage of revenues, increased from 30.9% for the first quarter of 1998 to 31.8% for the first quarter of 1999. The increase was a result of the continued upward pressure on wage rates brought on by the extremely low unemployment levels and continued high demand for restaurant workers. The loss of revenue related to harsh weather in early January 1999 also put upward pressure on payroll and benefits, as a percentage of revenues. For that two week period most of the Company's restaurants operated at a minimum fixed level of payroll with little ability to reduce payroll further in response to sales declines.

     Other operating expenses, as a percentage of revenues, increased from 29.8% for the first quarter of 1998 to 31.4% for the first quarter of 1999. The increase was a result of the two sale-leaseback transactions completed during 1998 which increased rent $514,000 and reduced depreciation $126,000 during the quarter for a net increase to other operating expenses of $388,000 or 1.2%, as a percentage of revenues. The remaining increase in other operating expenses, as a percentage of revenues, was due to the weather, as fixed expenses cannot be reduced during periods of temporary sales declines.


ADMINISTRATIVE EXPENSES
-----------------------

     Administrative expenses increased 20% from the first quarter of 1998 to the first quarter of 1999. The increase was a result of raises for corporate personnel, expansion of the Company's corporate headquarters and administrative expenses associated with Ironwood Cafe and the franchising program for Max & Erma's. The increase was generally in line with Management's expectations. Administrative expenses, as a percentage of revenue, increased from 6.6% for the first quarter of 1998 to 7.6% for the first quarter of 1999. The increase was a result of increased overhead in anticipation of an accelerated growth rate, which should begin during the second half of 1999. The closing of two restaurants and the revenue loss due to weather also put upward pressure on administrative expenses, as a percentage of revenues. Management expects that administrative expenses, as a percentage of revenues, will begin to decline in the second half of 1999.


INTEREST EXPENSE
----------------

     Interest expense decreased 43% from the first quarter of 1998 to the first quarter of 1999. The decrease was a result of the two sale-leaseback transactions previously referred to, which resulted in interest savings of approximately $686,000 over what would have been incurred had the sale-leaseback not occurred and reduced interest rates. The interest rate on the first $9.0 million of borrowings under the Company's revolving credit line is 7.38%, with excess borrowings at prime + 1/4% as compared to an effective rate of approximately 9% under the Company's convertible debentures. The initial $9.0 million of the Company's revolving credit line was used to redeem the convertible debentures during the first quarter of 1999. The Company incurred approximately $125,000 in interest expense resulting from the repurchase of approximately 650,000 shares of its common stock through the end of the first quarter of 1999. The Company capitalized $71,000 and $38,000 in construction period interest during the first quarter of 1998 and 1999, respectively.


INCOME TAXES AND EXTRAORDINARY LOSS
-----------------------------------

     The Company's effective tax rate declined slightly from 30.4% for the first quarter of 1998 to 29.6% for the first quarter of 1999. During the first quarter of 1999 the Company redeemed $8,842,000 of convertible debentures. As a result, the Company recognized an extraordinary charge of $400,000 ($.11 per share) net of approximately $186,000 of income tax savings related to the write-off of unamortized debt issuance costs.


YEAR 2000
---------

     The Company has reviewed its computer systems and software with respect to the Year 2000 issue. The Company has identified three critical areas of information technology: register systems, network and accounting software and payroll processing. Register systems currently being installed are Year 2000 compliant. Older register systems function and accumulate data without regard to date and therefore Year 2000 is not an issue. The Company's main accounting software is supplied by an outside vendor and has been represented to be Year 2000 compliant in the course of normal system upgrades. Certain database and spreadsheet software are being upgraded during fiscal 1999 at an expected cost not to exceed $50,000 which will be expensed as incurred. During 1998 the Company expended approximately $25,000 for computer equipment used exclusively to process payroll. The related software was provided by the Company's outside payroll service and has been represented to be Year 2000 compliant.

     The Company believes that little, if any, of its non-information technology equipment and systems are date dependent.

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

     Because the Company's Year 2000 compliance is, like most businesses, dependent in many ways upon the Year 2000 compliance of key third party vendors, including gas and electric utility service providers, food suppliers, payroll processors, credit card processors, and others, there can be no assurance that the compliance of the Company's information technology and non-information technology equipment with Year 2000 will prevent a material adverse impact on the Company's results of operations, financial condition and cash flows. The Company believes that the most reasonably likely worst case scenario resulting from noncompliance with Year 2000 by the Company or its key third party suppliers would be the temporary shutdown of some or all of its restaurants due the unavailability of gas and electricity service or food products to some or all of its restaurants. The shutdown of some or all of the Company's restaurants for any substantial period of time would cause the Company to lose revenues from sales, but the Company would not be able to reduce all costs of operations associated with such shutdown restaurants, such as rent and other fixed costs, interest, and certain employee and administrative costs. Accordingly, if a substantial number of the Company's restaurants were shutdown for any substantial period of time, such shutdowns could have a material adverse effect on the Company's results of operations, financial condition and cash flows.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's working capital ratio increased from .6 to 1 at October 25, 1998 to .7 to 1 at February 14, 1999. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

     During the first quarter of 1999, the Company expended approximately $3,238,000 for property additions, and $16,052,000 to reduce long-term obligations and $1,172,000 to repurchase approximately 157,000 shares of its common stock. Funds for such expenditures were provided primarily by $19,066,000 from proceeds of long-term obligations, and $1,562,000 from operations. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

     At February 14, 1999, the Company was committed to the opening of six Max & Erma's restaurants during the third and fourth quarters of 1999 and at least eight Max & Erma's restaurants during fiscal 2000. At February 14, 1999 ten sites were under contract to purchase or lease, two of which were under construction. Five additional sites had been approved and were in some stage of negotiations.

     At February 14, 1999 the Company had one Ironwood Cafe under construction in Cincinnati, Ohio, which it expects to open during the third quarter of 1999. The Company will monitor and evaluate the Ironwood Cafe concept through the remainder of 1999 at which time it will determine its future development potential.

     Funding for new restaurants will be provided by cash flow from operations, the sale-leaseback of real estate, equipment leasing and the Company's revolving credit line. At February 14, 1999, the Company had $7.9 million available under its $20.0 million revolving credit line and approximately $2.3 million available under equipment lease commitments. Although the Company had no commitments for sale-leaseback financing of real estate at February 14, 1999, it believes it will be able to obtain such commitments during 1999 under terms similar to the two transactions completed during 1998.

     On March 11, 1999 the Company's Board of Directors increased the number of shares authorized for repurchase from 750,000 shares to 1,250,000 shares. Funding for the share repurchase program will be provided by cash flow from operations and the Company's revolving credit line.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

     This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding anticipated revenue growth from the opening of new restaurants (paragraphs 3 and 4), revenue growth from franchising and the opening of franchised Max & Erma's restaurants (paragraph 5), anticipated declines in administrative expenses (paragraph 9), Year 2000 preparedness and contingency plans (paragraphs 12, 13, 14 and 15), the opening of additional Max & Erma's and Ironwood Cafe restaurants (paragraphs 18 and 19), future sources of capital and the availability and terms of sale-leaseback financing (paragraph 20).

     Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the Company's ability to open or franchise new restaurants as planned, changes in competition in markets where the Company operates restaurants, the level of market acceptance of the Company's new restaurant concept (Ironwood Cafe), the Company's ability to control administrative expenses, changes in interest rates, changes in cash flows from operations, the availability of real estate for purchase or lease, and other risks, uncertainties and factors described in the Company's most recent Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements.


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


                              MAX & ERMA'S RESTAURANTS, INC.
                              ------------------------------
                                        Registrant

                                        Todd B. Barnum
                              ------------------------------------
                                        Todd. B. Barnum
                                        Chairman of the Board
                                        (Chief Executive Officer)


                                        William C. Niegsch, Jr.
                              ------------------------------------
                                        William C. Niegsch, Jr.
                                        Executive Vice President &
                                        Chief Financial Officer

     March 18, 1999
  --------------------
          Date

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