Form 10-Q/A
period 1999-02-14
MAX & ERMAS RESTAURANTS INC
filed 1999-06-09
CIK 706471

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)



For Quarter Ended  February 14, 1999       Commission file number  0-11514
                  --------------------                            -------------


                         Max & Erma's Restaurants, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 No. 31-1041397
   ------------------------------                    -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

 4849 Evanswood Drive, Columbus, Ohio                       43229
 ------------------------------------                       -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (614) 431-5800
                                                  -----------------------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.

                                                YES  X    NO ___


As of the close of the period covered by this report, the registrant had outstanding 3,625,010 common shares.

          PART I - FINANCIAL INFORMATION / ITEM 1 - FINANCIAL STATEMENTS MAX & ERMA'S RESTAURANTS, INC. - CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                                   February 14,
                                                                                       1999            October 25,
                                           ASSETS                                   (Restated)            1998
                                                                                    -----------        -----------
Current Assets:
Cash                                                                                $ 2,068,073        $ 2,151,323
Inventories                                                                             876,317            855,202
Other Current Assets                                                                  1,486,813          1,662,760
                                                                                    -----------        -----------
Total Current Assets                                                                  4,431,203          4,669,285

Property - At Cost:                                                                  62,649,265         60,656,746
Less Accumulated Depreciation and Amortization                                       23,213,581         22,559,784
                                                                                    -----------        -----------
Property - Net                                                                       39,435,684         38,096,962

Other Assets                                                                          3,547,796          3,191,709
                                                                                    -----------        -----------
Total                                                                               $47,414,683        $45,957,956
                                                                                    ===========        ===========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Obligations                                         $   794,431        $   772,634
Accounts Payable                                                                      2,620,321          2,838,526
Accrued Liabilities                                                                   3,641,137          3,689,637
                                                                                    -----------        -----------
Total Current Liabilities                                                             7,055,889          7,300,797

Long-Term Obligations - Less Current Maturities                                      22,990,658         20,009,596

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
Authorized 10,000,000 Shares,
Issued and Outstanding 3,625,010 Shares
   At 2/14/99 and 3,772,388 Shares at 10/25/98                                          362,501            377,239
Additional Capital                                                                    6,583,344          7,655,299
Retained Earnings                                                                    10,422,291         10,615,025
                                                                                    -----------        -----------
Total Stockholders' Equity                                                           17,368,136         18,647,563
                                                                                    -----------        -----------
Total                                                                               $47,414,683        $45,957,956
                                                                                    ===========        ===========

    (See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                                   Sixteen Weeks Ended
                                                                   -------------------

                                                             February 14,
                                                                1999              February 15,
                                                             (Restated)              1998
                                                            ------------         ------------
REVENUES:                                                   $ 31,149,489         $ 29,544,785

COSTS AND EXPENSES:
Costs of Goods Sold                                            8,162,873            7,900,969
Payroll and Benefits                                           9,912,083            9,138,309
Other Operating Expenses                                       9,600,381            8,565,061
Pre-Opening Expenses                                              34,072              225,713
Administrative Expenses                                        2,357,683            1,959,951
                                                            ------------         ------------
Total Operating Expenses                                      30,067,092           27,790,003
                                                            ------------         ------------
Operating Income                                               1,082,397            1,754,782
Interest Expense                                                 430,707              762,318
Minority Interest in Income
  of Affiliated Partnerships                                      18,424               37,489
                                                            ------------         ------------
INCOME BEFORE INCOME TAXES,
   EXTRAORDINARY ITEM & CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                             633,266              954,975
INCOME TAXES                                                     187,000              290,000
                                                            ------------         ------------
INCOME BEFORE EXTRAORDINARY ITEM &
    CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                         446,266              664,975
EXTRAORDINARY LOSS (net of income tax
    benefit of $186,000)                                        (400,000)
CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE
    IN ACCOUNTING PRINCIPLE FOR PRE-OPENING
    EXPENSES (net of income tax benefit of $101,000)            (239,000)                  --
                                                            ------------         ------------
NET INCOME (LOSS)                                           $   (192,734)        $    664,975
                                                            ============         ============

BASIC EARNINGS (LOSS) PER SHARE:
    Income Before Extraordinary Item and
        Cumulative Effect of Change in
        Accounting Principle                                $       0.12         $       0.16
    Extraordinary Loss                                             (0.11)
    Cumulative Effect on Prior Years of Change in
        Accounting Principle                                       (0.06)                  --
                                                            ------------         ------------
    Net Income (Loss)                                       $      (0.05)        $       0.16
                                                            ============         ============

                         MAX & ERMA'S RESTAURANTS, INC.
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                   (continued)


                                                                    Sixteen Weeks Ended
                                                                    -------------------

                                                                February 14,
                                                                    1999          February 15,
                                                                 (Restated)          1998
                                                                ----------        ----------
DILUTED EARNINGS (LOSS) PER SHARE:
  Income Before Extraordinary Item and Cumulative Effect
      of Change in Accounting Principle                         $     0.12        $     0.16
  Extraordinary Loss                                                 (0.11)
  Cumulative Effect of Change in Accounting Principle                (0.06)
                                                                ----------        ----------
  Net Income (Loss)                                             $    (0.05)       $     0.16
                                                                ==========        ==========

SHARES OUTSTANDING:
  Basic                                                          3,701,995         4,250,491
                                                                ==========        ==========
  Diluted                                                        3,765,377         4,252,802
                                                                ==========        ==========

PROFORMA AMOUNTS ASSUMING
  RETROACTIVE APPLICATION OF
  CHANGE IN ACCOUNTING PRINCIPLE:
  Income Before Extraordinary item                              $  446,266        $  647,427
                                                                ==========        ==========
  Basic Earnings Per Share                                      $     0.12        $     0.15
                                                                ==========        ==========
  Diluted Earnings Per Share                                    $     0.12        $     0.15
                                                                ==========        ==========

  Net Income                                                    $   46,266        $  647,427
                                                                ==========        ==========
  Basic Earnings Per Share                                      $     0.01        $     0.15
                                                                ==========        ==========
  Diluted Earnings Per Share                                    $     0.01        $     0.15
                                                                ==========        ==========


  (See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                             Sixteen Weeks Ended
                                                                             -------------------
                                                                      February 14,
                                                                          1999            February 15,
                                                                       (Restated)             1998
                                                                     ------------         ------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income (loss)                                                    $   (192,734)        $    664,975
Depreciation and amortization                                           1,456,672            1,791,139
Extraordinary loss                                                        400,000
Cumulative Effect of Change in Accounting Principle                       239,000
Minority interest in income of Affiliated Partnerships                     18,424               37,489
Changes in other assets and liabilities                                  (358,956)           1,134,537
                                                                     ------------         ------------
Net cash provided by operating activities                               1,562,406            3,628,140
                                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                     (3,237,706)          (3,292,075)
Proceeds from sale of assets                                                1,215           16,998,868
Decrease in other assets                                                 (230,418)            (100,440)
                                                                     ------------         ------------
Net cash provided (used) by investing activities                       (3,466,909)          13,606,353
                                                                     ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                        (16,052,154)         (25,333,048)
Proceeds from long-term obligations                                    19,065,748            9,087,825
Proceeds from sale of stock                                                24,150               67,496
Purchase of common stock                                               (1,172,240)
Debt issue costs                                                          (25,000)
Distributions to minority interests in Affiliated Partnership             (19,251)             (38,503)
                                                                     ------------         ------------
Net cash provided (used) by financing activities                        1,821,253          (16,216,230)
                                                                     ------------         ------------

NET INCREASE (DECREASE)IN
  CASH AND EQUIVALENTS                                                    (83,250)           1,018,263
CASH AND EQUIVALENTS AT
  BEGINNING OF PERIOD                                                   2,151,323            1,149,482
                                                                     ------------         ------------

CASH AND EQUIVALENTS AT END OF PERIOD                                $  2,068,073         $  2,167,745
                                                                     ============         ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                           $    604,121         $    771,543
  Income taxes                                                       $    131,502         $    114,333
Non-cash activities:
  Property additions financed by accounts payable                    $    444,151         $    534,800
  Deferred gain from sales of assets                                                      $  1,544,273

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


3.        Change in Accounting Principle
          ------------------------------

          Subsequent to the issuance of the Company's financial statements for the first quarter of 1999 the Company elected to adopt AICPA Statement of Position 98-5, "Reporting the Costs of Start-Up Activities." As a result, the Company's financial statements for the quarter ended February 14, 1999 have been restated from amounts previously reported. The effect of this on the accompanying financial statements is summarized as follows:

                                    Sixteen Weeks Ended February 14, 1999
                                    -------------------------------------
                               As Restated                Previously Reported
                               -----------                -------------------
REVENUES:                      $31,149,489                     $31,149,489

COSTS AND EXPENSES:
Costs of Goods Sold              8,162,873                       8,162,873
Payroll and Benefits             9,912,083                       9,912,083
Other Operating Expenses         9,600,381                       9,600,381
Pre-Opening Expenses                34,072                         181,131
Administrative Expenses          2,357,683                       2,357,683
                               -----------                     -----------
Total Operating Expenses        30,067,092                      30,214,151
                               -----------                     -----------

                         MAX & ERMA'S RESTAURANTS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (continued)

                                                              Sixteen Weeks Ended February 14, 1999
                                                              -------------------------------------
                                                                As Restated     Previously Reported
                                                                -----------     -------------------

Operating Income                                                  1,082,397             935,338
Interest Expense                                                    430,707             430,707
Minority Interest in Income
  of Affiliated Partnerships                                         18,424              18,424
                                                                -----------         -----------
INCOME BEFORE INCOME TAXES,
   EXTRAORDINARY ITEM & CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                                633,266             486,207
INCOME TAXES                                                        187,000             144,000
                                                                -----------         -----------
INCOME BEFORE EXTRAORDINARY ITEM &
    CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                            446,266             342,207
EXTRAORDINARY LOSS (net of income tax
    benefit of $186,000)                                           (400,000)           (400,000)
CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE
    IN ACCOUNTING PRINCIPLE FOR PRE-OPENING
    EXPENSES (net of income tax benefit of $101,000)               (239,000)
                                                                -----------         -----------
NET INCOME (LOSS)                                               $  (192,734)        $   (57,793)
                                                                ===========         ===========

BASIC EARNINGS (LOSS) PER SHARE:
    Income Before Extraordinary Item and
        Cumulative Effect of Change in
        Accounting Principle                                    $      0.12         $      0.09
    Extraordinary Loss                                                (0.11)              (0.11)
    Cumulative Effect on Prior Years of Change in
        Accounting Principle                                          (0.06)
                                                                -----------         -----------
    Net Income (Loss)                                           $     (0.05)        $     (0.02)
                                                                ===========         ===========

DILUTED EARNINGS (LOSS) PER SHARE:
  Income Before Extraordinary Item and Cumulative Effect
      Of Change in Accounting Principle                         $      0.12         $      0.09
  Extraordinary Loss                                                  (0.11)              (0.11)
  Cumulative Effect of Change in Accounting Principle                 (0.06)
                                                                -----------         -----------
  Net Income (Loss)                                             $     (0.05)        $     (0.02)
                                                                ===========         ===========

SHARES OUTSTANDING:
  Basic                                                           3,701,995           3,701,995
                                                                ===========         ===========
  Diluted                                                         3,765,377           3,765,377
                                                                ===========         ===========

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

         Other operating expenses, as a percentage of revenues, increased from 29.0% for the first quarter of 1998 to 30.8% for the first quarter of 1999. The increase was a result of the two sale-leaseback transactions completed during 1998 which increased rent $514,000 and reduced depreciation $126,000 during the quarter for a net increase to other operating expenses of $388,000 or 1.2%, as a percentage of revenues. The remaining increase in other operating expenses, as a percentage of revenues, was due to the weather, as fixed expenses cannot be reduced during periods of temporary sales declines.

         Pre-opening expenses, as a percentage of revenues, decreased from .8% for the first quarter of 1998 to .1% for the first quarter of 1999. The decrease was a result of only opening one restaurant during the first quarter of 1999 coupled with the Company's adoption of AICPA Statement of Position 98-5, "Reporting the Costs of Start-Up Activity," which requires that pre-opening expenses be expensed as incurred rather than capitalized. Prior to adoption of the new standard on October 26, 1998, the first day of fiscal 1999, the Company amortized pre-opening expenses over a 12-month period. The cumulative effect on prior years of the accounting change resulted in a charge of $239,000, net of tax, or $0.06 per diluted share. Management believes that this expense will increase during the balance of 1999 as the Company accelerates the rate of opening new restaurants.

ADMINISTRATIVE EXPENSES

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital ratio remained .6 to 1 at October 25, 1998 and February 14, 1999. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

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


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding anticipated revenue growth from the opening of new restaurants (paragraphs 3 and 4), revenue growth from franchising and the opening of franchised Max & Erma's restaurants (paragraph 5), anticipated increases in pre-opening expenses during the balance of 1999 (paragraph 9), anticipated declines in administrative expenses (paragraph 10), Year 2000 preparedness and contingency plans (paragraphs 13, 14, 15 and 16), the opening of additional Max & Erma's and Ironwood Cafe restaurants (paragraphs 19 and 20), future sources of capital and the availability and terms of sale-leaseback financing (paragraph
21).

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


PART II - OTHER INFORMATION*

*Items omitted from this Form 10-Q/A (Amendment No.1) are either included in the Company's Quarterly Report on Form 10-Q, as initially filed, or are not applicable.

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




    June 9, 1999
-----------------------
        Date

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