Form 10-Q
period 1999-05-09
MAX & ERMAS RESTAURANTS INC
filed 1999-06-15
CIK 706471

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)



For Quarter Ended    May 9, 1999    Commission file number      0-11514
                  ----------------                         ----------------

                         Max & Erma's Restaurants, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      No. 31-1041397
-------------------------------                      --------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

  4849 Evanswood Drive, Columbus, Ohio                           43229
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code  (614) 431-5800
                                                   ----------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.

                                             YES    X           NO
                                                 -------           -------

As of the close of the period covered by this report, the registrant had outstanding 3,303,202 common shares.

         PART I - FINANCIAL INFORMATION / ITEM 1 - FINANCIAL STATEMENTS
     MAX & ERMA'S RESTAURANTS, INC. - CONDENSED BALANCE SHEETS (UNAUDITED)

                                     ASSETS
                                     ------
                                                     May 9,     October 25,
                                                      1999         1998
                                                  -----------   -----------
Current Assets:
Cash                                              $ 1,416,843   $ 2,151,323
Inventories                                           835,515       855,202
Other Current Assets                                1,817,206     1,662,760
                                                  -----------   -----------
Total Current Assets                                4,069,564     4,669,285

Property - At Cost:                                65,971,057    60,656,746
Less Accumulated Depreciation and Amortization     24,025,004    22,559,784
                                                  -----------   -----------
Property - Net                                     41,946,053    38,096,962

Other Assets                                        3,374,684     3,191,709
                                                  -----------   -----------
Total                                             $49,390,301   $45,957,956
                                                  ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
Current Maturities of Long-Term Obligations       $   808,410   $   772,634
Accounts Payable                                    3,298,531     2,838,526
Accrued Liabilities                                 3,905,513     3,689,637
                                                  -----------   -----------
Total Current Liabilities                           8,012,454     7,300,797

Long-Term Obligations - Less Current Maturities    26,352,029    20,009,596


Stockholders' Equity:
Preferred Stock - $.10 Par Value;
Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
Authorized 10,000,000 Shares,
Issued and Outstanding 3,303,202 Shares
   At 5/9/99 and 3,772,388 Shares at 10/25/98         330,320       377,239
Additional Capital                                  4,221,147     7,655,299
Retained Earnings                                  10,474,351    10,615,025
                                                  -----------   -----------
Total Stockholders' Equity                         15,025,818    18,647,563
                                                  -----------   -----------
Total                                             $49,390,301   $45,957,956
                                                  ===========   ===========

   (See notes to financial statements)

                                           MAX & ERMA'S RESTAURANTS, INC.
                                      CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                                                Twelve Weeks Ended        Twenty-eight Weeks Ended
                                                                ------------------        ------------------------
                                                               May 9,        May 10,       May 9,         May 10,
                                                                1999          1998          1999           1998
                                                            -----------    -----------   -----------    -----------
REVENUES:                                                   $24,027,295    $23,628,234   $55,176,784    $53,173,019

COSTS AND EXPENSES:
Costs of Goods Sold                                           6,159,396      6,222,992    14,322,269     14,123,961
Payroll and Benefits                                          7,581,153      7,286,132    17,493,236     16,424,441
Other Operating Expenses                                      7,161,655      6,837,296    16,762,036     15,402,357
Pre-Opening Expenses                                             52,929        172,884        87,001        398,597
Loss on Disposition of Assets                                   700,000                      700,000
Administrative Expenses                                       1,955,952      1,611,972     4,313,635      3,571,923
                                                            -----------    -----------   -----------    -----------
Total Operating Expenses                                     23,611,085     22,131,276    53,678,177     49,921,279
                                                            -----------    -----------   -----------    -----------
Operating Income                                                416,210      1,496,958     1,498,607      3,251,740
Interest Expense                                                328,300        384,766       759,007      1,147,084
Minority Interest in Income
  of Affiliated Partnerships                                     25,850          4,882        44,274         42,371
                                                            -----------    -----------   -----------    -----------

INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM & CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                              62,060      1,107,310       695,326      2,062,285
INCOME TAXES                                                     10,000        347,000       197,000        637,000
                                                            -----------    -----------   -----------    -----------
INCOME BEFORE EXTRAORDINARY ITEM &
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                           52,060        760,310       498,326      1,425,285
EXTRAORDINARY LOSS (net of income tax
  benefit of $186,000)                                                                      (400,000)
CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE
  IN ACCOUNTING PRINCIPLE FOR PRE-OPENING
  EXPENSES (net of income tax benefit of $101,000)                                          (239,000)
                                                            -----------    -----------   -----------    -----------
NET INCOME (LOSS)                                           $    52,060    $   760,310   $  (140,674)   $ 1,425,285
                                                            ===========    ===========   ===========    ===========

BASIC EARNINGS (LOSS) PER SHARE:
   Income Before Extraordinary Item and
      Cumulative Effect of Change in Accounting Principle   $      0.01    $      0.18   $      0.14    $      0.34
   Extraordinary Loss                                                                          (0.11)
   Cumulative Effect on Prior Years of Change in
      Accounting Principle                                                                     (0.07)
                                                            -----------    -----------   -----------    -----------
   Net Income (Loss)                                        $      0.01    $      0.18   $     (0.04)   $      0.34
                                                            ===========    ===========   ===========    ===========

   (See notes to financial statements)

                                        MAX & ERMA'S RESTAURANTS, INC.
                                 CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                             (continued)
                                                               Twelve Weeks Ended      Twenty-eight Weeks Ended
                                                               ------------------      ------------------------
                                                              May 9,        May 10,      May 9,        May 10,
                                                               1999          1998         1999          1998
                                                            ----------    ----------   ----------    ----------
DILUTED EARNINGS (LOSS) PER SHARE:
  Income Before Extraordinary Item and Cumulative Effect
      of Change in Accounting Principle                     $     0.01    $     0.18   $     0.14    $     0.33
  Extraordinary Loss                                                                        (0.11)
  Cumulative Effect of Change in Accounting Principle                                       (0.07)
                                                            ----------    ----------   ----------    ----------
  Net Income (Loss)                                         $     0.01    $     0.18   $    (0.04)   $     0.33
                                                            ==========    ==========   ==========    ==========

SHARES OUTSTANDING:
  Basic                                                      3,552,416     4,255,535    3,625,033     4,252,653
                                                            ==========    ==========   ==========    ==========
  Diluted                                                    3,564,079     4,262,433    3,679,106     4,256,659
                                                            ==========    ==========   ==========    ==========

PROFORMA AMOUNTS ASSUMING
  RETROACTIVE APPLICATION OF
  CHANGE IN ACCOUNTING PRINCIPLE:
  Income Before Extraordinary item                          $   52,062    $  775,043   $  498,326    $1,422,470
                                                            ==========    ==========   ==========    ==========
  Basic Earnings Per Share                                  $     0.01    $     0.18   $     0.14    $     0.33
                                                            ==========    ==========   ==========    ==========
  Diluted Earnings Per Share                                $     0.01    $     0.18   $     0.14    $     0.33
                                                            ==========    ==========   ==========    ==========

  Net Income (Loss)                                         $   52,062    $  775,043   $ (140,674)   $1,422,470
                                                            ==========    ==========   ==========    ==========
  Basic Earnings (Loss) Per Share                           $     0.01    $     0.18   $    (0.04)   $     0.33
                                                            ==========    ==========   ==========    ==========
  Diluted Earnings (Loss) Per Share                         $     0.01    $     0.18   $    (0.04)   $     0.33
                                                            ==========    ==========   ==========    ==========

  (See notes to financial statements)

                              MAX & ERMA'S RESTAURANTS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  Twenty-Eight Weeks Ended
                                                                  ------------------------
                                                                   May 9,          May 10,
                                                                    1999            1998
                                                                -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $   (140,674)   $  1,425,285
Depreciation and amortization                                      2,568,392       3,152,951
Loss on Disposition of Assets                                        700,000
Extraordinary loss                                                   400,000
Cumulative Effect of Change in Accounting Principle                  239,000
Minority interest in income of Affiliated Partnerships                44,274          42,371
Changes in other assets and liabilities                             (378,755)        221,668
                                                                ------------    ------------
Net cash provided by operating activities                          3,432,237       4,842,275
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                (6,708,954)     (6,185,229)
Proceeds from sale of assets                                                      16,991,024
Decrease in other assets                                            (192,341)        (66,917)
                                                                ------------    ------------
Net cash provided (used) by investing activities                  (6,901,295)     10,738,878

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                   (23,366,483)    (33,102,063)
Proceeds from long-term obligations                               29,732,939      18,031,368
Proceeds from sale of stock                                           24,150          73,113
Purchase of common stock                                          (3,592,525)
Debt issue costs                                                     (25,000)
Distributions to minority interests in Affiliated Partnership        (38,503)        (57,755)
                                                                ------------    ------------
Net cash provided (used) by financing activities                   2,734,578     (15,055,337)
                                                                ------------    ------------

NET INCREASE (DECREASE) IN
  CASH AND EQUIVALENTS                                              (734,480)        525,816
CASH AND EQUIVALENTS AT
  BEGINNING OF PERIOD                                              2,151,323       1,149,482
                                                                ------------    ------------

CASH AND EQUIVALENTS AT END OF PERIOD                           $  1,416,843    $  1,675,298
                                                                ============    ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                      $    805,141    $  1,126,890
  Income taxes                                                  $    295,155    $    852,977
Non-cash activities:
  Property additions financed by accounts payable               $  1,073,621    $    257,134
  Deferred gain from sales of assets                                            $  1,554,022

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


3.        Change in Accounting Principle
          ------------------------------

          On October 26, 1998, the first day of fiscal 1999, the Company adopted AICPA Statement of Position 98-5, "Reporting the Costs of Start-Up Activities", which requires that pre-opening expenses be expensed as incurred rather than capitalized. The cumulative effect on prior years of change in accounting principle for pre-opening expenses resulted in a charge of $239,000, net of tax, or $0.07 per diluted share.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

REVENUES
--------

         Revenues for the second quarter of 1999 rose $399,000 or 2% from the second quarter of 1998. The increase was a result of the opening of two Max & Erma's restaurants during the second half of 1998 and the opening of one Ironwood Cafe during the second quarter of 1998 and the opening of one Ironwood Cafe during the second quarter of 1999. The increase in revenues from new restaurants was essentially offset by the closing of two Max & Erma's restaurants, one during the fourth quarter of 1998 and one during the first quarter of 1999. Additionally, the original Ironwood Cafe, which opened during the second quarter of 1998, was closed late in the second quarter of 1999 due to poor sales. Same-store sales for the second quarter of 1999 for restaurants opened at least 18 months were even with the second quarter of 1998.

         Year-to-date revenues increased $2,003,000 or 4% from 1998 to 1999. The increase was a result of the opening of five Max & Erma's restaurants during 1998 and the two Ironwood Cafe openings discussed above. As also discussed above, the increase in revenues from new restaurants was partially offset by restaurant closings and a year-to-date decline of $326,000 or 0.7% in same-store sales.

         The year-to-date decline in same-store sales was to a great extent the result of extremely harsh winter weather during the first two weeks of January. From January 2, 1999 through January 15, 1999 same-store sales declined $650,000 or 20%. Exclusive of that two week period, year-to-date same-store sales increased $324,000 or 0.7%. Year-to-date customer counts declined approximately 3% while average guest check rose 3%, primarily as a result of menu price increases.

         The Company expects to increase the pace of new restaurant openings beginning in the third quarter of 1999 with the opening of four Max & Erma's restaurants during the second half of 1999. Additionally the Company will open one Ironwood Cafe during the third quarter of 1999. In addition to opening eight to nine Max & Erma's during fiscal 2000, the Company expects increased franchise fees and royalties. The Company's first multi-unit franchise agreement requires the opening of the first of four restaurants in Richmond and Charlottesville, Virginia by August, 2000.

         The Company closed the first Ironwood Cafe during the second quarter of 1999, resulting in a $700,000 pre-tax loss on disposition of assets. After a brief "honeymoon" period the restaurant reported average weekly sales of less than $10,000. With no positive sales trends and operating well below break even sales, management elected to close the restaurant. The second Ironwood Cafe in Mentor, Ohio has reported average weekly sales of almost $16,000 since opening. A third Ironwood Cafe will open in the Cincinnati, Ohio area during the third quarter. The Company will evaluate the results of the two remaining Ironwood Cafes before expanding the concept further.

COSTS AND EXPENSES
------------------

         Cost of goods sold, as a percentage of revenues, decreased from 26.4% for the second quarter of 1998 to 25.6% for the second quarter of 1999. Year-to-date cost of goods sold, as a percentage of revenues, declined from 26.6% for 1998 to 26.0% for 1999. The declines for both the quarter and year-to-date periods were a result of sharply higher produce and dairy prices during the first half of 1998 and menu price increases of approximately 2 to 3%, while other inventory costs remained relatively stable.

         Payroll and benefits, as a percentage of revenues, increased from 30.8% for the second quarter of 1998 to 31.6% for the second quarter of 1999. Year-to-date payroll and benefits, as a percentage of revenues, experienced a similar increase from 30.9% for 1998 to 31.7% for 1999. The increase was a result of higher wage rates brought on by extremely low unemployment levels and continued high demand for restaurant workers. The loss of revenue related to harsh weather during January 1999 also had the effect of increasing payroll and benefits, as a percentage of revenues, for the 1999 year-to-date period.

         Other operating expenses, as a percentage of revenues, increased from 28.9% for the second quarter of 1998 to 29.8% for the second quarter of 1999. Year-to-date other operating expenses, as a percentage of revenues, increased from 29.0% for 1998 to 30.4% for 1999. The increases are primarily a result of the increased rental expense, net of reduced depreciation, associated with the two sale-leaseback transactions completed during 1998.

         Pre-opening expenses, as a percentage of revenues, decreased from 0.7% for the second quarter of 1998 to 0.2% for the second quarter of 1999. Year-to-date pre-opening expenses, as a percentage of revenues, also decreased from 0.7% in 1998 to 0.2% in 1999. The decreases were a result of opening only one restaurant during the first half of 1999 coupled with the Company's adoption of AICPA Statement of Position 98-5, "Reporting the Costs of Start-Up Activities", which requires that pre-opening expenses be expensed as incurred rather than capitalized. Prior to adoption of the new standard on October 26, 1998, the first day of fiscal 1999, the Company amortized pre-opening expenses over a 12-month period. The cumulative effect on prior years of the accounting change resulted in a first quarter 1999 charge of $239,000, net of tax, or $0.07 per diluted share. Management believes that this expense will increase during the second half of 1999 as the Company accelerates the rate of opening new restaurants.


LOSS ON DISPOSITION OF ASSETS
-----------------------------

         During the second quarter of 1999 the Company recorded a $700,000 loss on disposition of assets related to the closing of the original Ironwood Cafe in Columbus, Ohio. The restaurant never achieved a profitable sales level. Management believes the lack of sales was a site-related problem and remains optimistic on the success of the concept based upon sales at the second location in Mentor, Ohio. A third Ironwood Cafe location will open during the third quarter of 1999 in Cincinnati, Ohio.

ADMINISTRATIVE EXPENSES
-----------------------

         Administrative expenses increased 21% from the second quarter of 1998 to the second quarter of 1999 and for the year-to-date periods. The increase was a result of raises for corporate personnel, expansion of the Company's corporate headquarters and administrative expenses associated with Ironwood Cafe and the franchising program for Max & Erma's. The increase was generally in line with Management's expectations. Administrative expenses, as a percentage of revenues, increased from 6.8% for the second quarter of 1998 to 8.1% for the second quarter of 1999. Year-to-date administrative expenses, as a percentage of revenues, increased from 6.7% for 1998 to 7.8% for 1999. The increase was a result of increased overhead in anticipation of an accelerated growth rate, which should begin during the second half of 1999. The closing of restaurants and the revenue loss due to weather during the first quarter of 1999 also had the effect of increasing administrative expenses, as a percentage of revenues. Management expects that administrative expenses, as a percentage of revenues, will begin to decline in the second half of 1999.


INTEREST EXPENSE
----------------

         Interest expense decreased 15% from the second quarter of 1998 to the second quarter of 1999. Year-to-date interest expense decreased 34% from 1998 to 1999. The decreases were a result of the two sale-leaseback transactions previously referred to, which resulted in interest savings of approximately $515,000 and $1,200,000 for the quarter and year-to-date periods, respectively, over what would have been incurred had the sale-leaseback not occurred, and reduced interest rates. The interest rate on the first $9.0 million of borrowings under the Company's revolving credit line is 7.38%, with excess borrowings at prime + 1/4% (total of 8% at May 9, 1999) as compared to an effective rate of approximately 9% under the Company's convertible debentures. The initial $9.0 million of the Company's revolving credit line was used to redeem the convertible debentures during the first quarter of 1999. The Company incurred additional interest expense resulting from the repurchase of approximately 959,000 shares of its common stock from the fourth quarter of 1998 through the end of the second quarter of 1999. The Company capitalized $103,000 and $98,000 in construction period interest during the first 28 weeks of 1999 and 1998, respectively.


INCOME TAXES
------------

         The Company's effective tax rate declined from 30.9% for the 28 weeks of 1998 to 28.3% for the comparable 1999 period. The decrease was due to the fact that certain tax credits available to the Company are unrelated to pre-tax income and have a proportionately greater effect on the effective tax rate as pre-tax income declines.

EXTRAORDINARY LOSS AND CUMULATIVE EFFECT ON
-------------------------------------------
PRIOR YEARS OF CHANGE IN ACCOUNTING PRINCIPLE
---------------------------------------------

         During the first quarter of 1999 the Company redeemed $8,842,000 of convertible debentures. As a result, the Company recognized an extraordinary charge of $400,000 ($0.11 per diluted share) net of approximately $186,000 of income tax savings related to the write-off of unamortized debt issuance costs.

         On October 28, 1998, the first day of fiscal 1999, the Company adopted AICPA Statement of Position 98-5, "Reporting the Costs of Start-Up Activities". The cumulative effect on prior years' financial statements resulted in a charge of $239,000 ($0.07 per diluted share) net of approximately $101,000 of tax savings related to the write-off of unamortized pre-opening expenses.


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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's working capital ratio decreased from .6 to 1 at October 25, 1998 to .5 to 1 at May 9, 1999. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first 28 weeks of 1999, the Company expended approximately $6,709,000 for property additions, $23,366,000 to reduce long-term obligations and $3,593,000 to repurchase approximately 482,000 shares of its common stock. Funds for such expenditures were provided primarily by $29,733,000 from proceeds of long-term obligations, $3,432,000 from operations, and $734,000 from cash on hand. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

         At May 9, 1999 the Company was committed to the opening of five Max & Erma's restaurants during the third and fourth quarters of 1999 and at least eight Max & Erma's restaurants during fiscal 2000. At May 9, 1999 eleven sites were under contract to purchase or lease, four of which were under construction. Nine additional sites had been approved and were in some stage of negotiations.

         At May 9, 1999 the Company had one Ironwood Cafe under construction in Cincinnati, Ohio, which it expects to open during the third quarter of 1999. The Company will monitor and evaluate the Ironwood Cafe concept through the remainder of 1999 at which time it will determine its future development potential.

         Funding for new restaurants is expected to be provided by cash flow from operations, the sale-leaseback of real estate, equipment leasing and the Company's revolving credit line. At May 9, 1999, the Company had $4.3 million available under its $20.0 million revolving credit line and approximately $2.3 million available under equipment lease commitments. Although the Company had no commitments for sale-leaseback financing of real estate at May 9, 1999, it believes it will be able to obtain such commitments during 1999 under terms similar to the two transactions completed during 1998.

         On March 11, 1999 the Company's Board of Directors increased the number of shares authorized for repurchase from 750,000 shares to 1,250,000 shares. At May 9, 1999 approximately 290,000 shares remain available for repurchase under the authorization. Funding for the share repurchase program is expected to be provided by cash flow from operations and the Company's revolving credit line.


SAFE HARBOR STATEMENT UNDER THE PRIVATE
---------------------------------------
SECURITIES LITIGATION REFORM ACT OF 1995
----------------------------------------


         This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding revenue growth from the opening of new Company-owned and franchised restaurants (paragraph 4), anticipated increases in pre-opening expenses during the second half of 1999 (paragraph 9), optimism on the success of Ironwood Cafe (paragraph 10), anticipated declines in administrative expenses (paragraph 11), Year 2000 preparedness and contingency plans (paragraphs 16, 17, 18 and 19), the opening of additional Max & Erma's and Ironwood Cafe restaurants (paragraphs 22 and 23), future sources of capital and the availability and terms of sale-leaseback financing (paragraph 24), and the repurchase of shares
(paragraph 26).

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

PART II

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         The Company held its Annual Meeting of Stockholders on April 8, 1999 for the purpose of electing two Class I directors for three-year terms expiring in 2002 and ratifying Deloitte & Touche LLP as the Company's independent auditors for the 1999 fiscal year.

         Each nominee to the Company's Board of Directors was elected by the following vote:

                                Votes For             Votes Withheld
                                ---------             --------------
Mark F. Emerson                 3,293,199                 3,713
Michael D. Murphy               3,287,956                 8,956


         Additionally, Deloitte & Touche LLP was ratified as the Company's independent auditors for the 1999 fiscal year by a vote of 3,276,656 shares for, 13,666 against, and 3,590 shares abstained.


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) Exhibits

         The exhibits listed in the accompanying index to exhibits on page 15 are filed as part of this report.

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




      June 15, 1999
---------------------------
          Date

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