Form 10-Q
period 1999-08-01
MAX & ERMAS RESTAURANTS INC
filed 1999-09-02
CIK 706471

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

For Quarter Ended    August 1, 1999         Commission file number    0-11514
                    ----------------                                 ----------

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

                                            YES  X   NO
                                               ----    -----

As of the close of the period covered by this report, the registrant had outstanding 2,790,451 common shares.

         PART I - FINANCIAL INFORMATION / ITEM 1 - FINANCIAL STATEMENTS MAX & ERMA'S RESTAURANTS, INC. - CONDENSED BALANCE SHEETS (UNAUDITED)

                                   ASSETS
                                   ------
                                                        August 1,    October 25,
Current Assets:                                            1999         1998
                                                       -----------   -----------
Cash                                                   $ 1,052,254   $ 2,151,323
Inventories                                                832,688       855,202
Other Current Assets                                     2,078,597     1,662,760
                                                       -----------   -----------
Total Current Assets                                     3,963,539     4,669,285

Property - At Cost:                                     69,466,416    60,656,746
Less Accumulated Depreciation and Amortization          24,917,064    22,559,784
                                                       -----------   -----------
Property - Net                                          44,549,352    38,096,962

Other Assets                                             3,834,425     3,191,709
                                                       -----------   -----------
Total                                                  $52,347,316   $45,957,956
                                                       ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
Bank Note Payable                                      $ 3,500,000
Current Maturities of Long-Term Obligations                770,608   $   772,634
Accounts Payable                                         3,400,250     2,838,526
Accrued Liabilities                                      3,914,402     3,689,637
                                                       -----------   -----------
Total Current Liabilities                               11,585,260     7,300,797

Long-Term Obligations - Less Current Maturities         29,279,132    20,009,596

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
Authorized 10,000,000 Shares,
Issued and Outstanding 2,790,451 Shares
   At 8/1/99 and 3,772,388 Shares at 10/25/98              279,045       377,239
Additional Capital                                         160,776     7,655,299
Retained Earnings                                       11,043,103    10,615,025
                                                       -----------   -----------
Total Stockholders' Equity                              11,482,924    18,647,563
                                                       -----------   -----------
Total                                                  $52,347,316   $45,957,956
                                                       ===========   ===========

         (See notes to financial statements)                                  2

                         MAX & ERMA'S RESTAURANTS, INC.
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                Twelve Weeks Ended              Forty Weeks Ended
                                                            ----------------------------    ---------------------------
                                                              August 1,      August 2,        August 1,     August 2,
                                                                1999            1998            1999           1998
                                                            ------------    ------------    ------------   ------------
REVENUES:                                                   $ 25,021,143    $ 23,692,064    $ 80,197,927   $ 76,865,083

COSTS AND EXPENSES:
Costs of Goods Sold                                            6,394,550       6,211,248      20,716,819     20,335,209
Payroll and Benefits                                           8,008,679       7,451,070      25,501,915     23,875,514
Other Operating Expenses                                       7,278,722       6,883,162      24,040,758     22,285,512
Pre-Opening Expenses                                             194,863         151,725         281,864        550,322
Loss on Disposition of Assets                                                                    700,000
Administrative Expenses                                        1,983,753       1,555,846       6,297,388      5,127,770
                                                            ------------    ------------    ------------   ------------
Total Operating Expenses                                      23,860,567      22,253,051      77,538,744     72,174,327
                                                            ------------    ------------    ------------   ------------
Operating Income                                               1,160,576       1,439,013       2,659,183      4,690,756
Interest Expense                                                 363,857         361,732       1,122,864      1,508,816
Minority Interest in Income
  of Affiliated Partnerships (Loss)                               24,967          (4,634)         69,241         37,737
                                                            ------------    ------------    ------------   ------------

INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM & CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                              771,752       1,081,915       1,467,078      3,144,203
INCOME TAXES                                                     203,000         323,000         400,000        960,000
                                                            ------------    ------------    ------------   ------------
INCOME BEFORE EXTRAORDINARY ITEM &
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                           568,752         758,915       1,067,078      2,184,203
EXTRAORDINARY LOSS (net of income tax
  benefit of $186,000)                                                                          (400,000)
CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE
  IN ACCOUNTING PRINCIPLE FOR PRE-OPENING
  EXPENSES (net of income tax benefit of $101,000)                                              (239,000)
                                                            ------------    ------------    ------------   ------------
NET INCOME                                                  $    568,752    $    758,915    $    428,078   $  2,184,203
                                                            ============    ============    ============   ============
BASIC EARNINGS (LOSS) PER SHARE:
   Income Before Extraordinary Item and
      Cumulative Effect of Change in Accounting Principle   $       0.18    $       0.18    $       0.31   $       0.51
   Extraordinary Loss                                                                              (0.12)
   Cumulative Effect on Prior Years of Change in
      Accounting Principle                                                                         (0.07)
                                                            ------------    ------------    ------------   ------------
   Net Income                                               $       0.18    $       0.18    $       0.12   $       0.51
                                                            ============    ============    ============   ============



       (See notes to financial statements)                                    3

                         MAX & ERMA'S RESTAURANTS, INC.
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                   (CONTINUED)

                                                            Twelve Weeks Ended           Forty Weeks Ended
                                                           ---------------------    ---------------------------
                                                           August 1,   August 2,    August 1,     August 2,
                                                             1999        1998          1999          1998
                                                           ---------   ---------   -----------   -------------
DILUTED EARNINGS (LOSS) PER SHARE:
  Income Before Extraordinary Item and Cumulative Effect
      of Change in Accounting Principle                    $    0.18   $    0.18   $      0.30   $        0.51
  Extraordinary Loss                                                                     (0.11)
  Cumulative Effect of Change in Accounting Principle                                    (0.07)
                                                                       ---------   -----------   -------------
  Net Income                                               $    0.18   $    0.18   $      0.12   $        0.51
                                                           =========   =========   ===========   =============
SHARES OUTSTANDING:
  Basic                                                    3,097,557   4,264,932     3,466,790       4,256,337
                                                           =========   =========   ===========   =============
  Diluted                                                  3,156,027   4,304,176     3,522,183       4,270,914
                                                           =========   =========   ===========   =============
PROFORMA AMOUNTS ASSUMING
  RETROACTIVE APPLICATION OF
  CHANGE IN ACCOUNTING PRINCIPLE:
  Income Before Extraordinary item                         $ 568,752   $ 825,329   $ 1,067,078   $   2,247,802
                                                           =========   =========   ===========   =============
  Basic Earnings Per Share                                 $    0.18   $    0.19   $      0.31   $        0.53
                                                           =========   =========   ===========   =============
  Diluted Earnings Per Share                               $    0.18   $    0.19   $      0.30   $        0.53
                                                           =========   =========   ===========   =============

  Net Income                                               $ 568,752   $ 825,329   $   667,078   $   2,247,802
                                                           =========   =========   ===========   =============
  Basic Earnings Per Share                                 $    0.18   $    0.19   $      0.19   $        0.53
                                                           =========   =========   ===========   =============
  Diluted Earnings Per Share                               $    0.18   $    0.19   $      0.19   $        0.53
                                                           =========   =========   ===========   =============




       (See notes to financial statements)                                    4

                         MAX & ERMA'S RESTAURANTS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Forty Weeks Ended
                                                                ----------------------------
                                                                 August 1,       August 2,
                                                                    1999            1998
                                                                ------------    ------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                      $    428,078    $  2,184,203
Depreciation and amortization                                      3,695,819       4,506,394
Loss on Disposition of Assets                                        700,000
Extraordinary loss                                                   400,000
Cumulative Effect of Change in Accounting Principle                  239,000
Minority interest in income of Affiliated Partnerships                69,241          37,737
Changes in other assets and liabilities                           (1,116,941)       (190,166)
                                                                ------------    ------------
Net cash provided by operating activities                          4,415,197       6,538,168
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                               (10,131,069)     (7,831,301)
Proceeds from sale of assets                                          15,201      16,994,532
Decrease in other assets                                            (232,949)        (56,865)
                                                                ------------    ------------
Net cash provided (used) by investing activities                 (10,348,817)      9,106,366
                                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                   (34,117,367)    (42,582,318)
Proceeds from long-term obligations                               43,343,443      26,806,500
Proceeds from bank note payable                                    3,500,000
Proceeds from sale of stock                                           24,150          89,976
Purchase of common stock                                          (7,732,921)
Debt issue costs                                                    (125,000)
Distributions to minority interests in Affiliated Partnership        (57,754)        (96,258)
                                                                ------------    ------------
Net cash provided (used) by financing activities                   4,834,551     (15,782,100)
                                                                ------------    ------------
NET DECREASE IN
  CASH AND EQUIVALENTS                                            (1,099,069)       (137,566)
CASH AND EQUIVALENTS AT
  BEGINNING OF PERIOD                                              2,151,323       1,149,482
                                                                ------------    ------------
CASH AND EQUIVALENTS AT END OF PERIOD                           $  1,052,254    $  1,011,916
                                                                ============    ============
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                      $  1,160,574    $  1,490,654
  Income taxes                                                  $    754,246    $  1,244,869
Non-cash activities:
  Property additions financed by accounts payable               $  1,401,694    $    412,674
  Deferred gain from sales of assets                                            $  1,508,709


      (See notes to financial statements)                                     5

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

4.       BANK NOTE PAYABLE

         Included in current liabilities at August 1, 1999 is a $3.5 million bank note dated June 30, 1999 which is due September 30, 1999. On August 17, 1999 the Company obtained a commitment, subject to certain conditions, to increase its revolving credit line to $40,000,000. Upon completion of a new revolving credit agreement, the Company will repay the note. The Company expects to complete the new credit agreement prior to the due date of the note.

Item 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

REVENUES
--------

         Revenues for the third quarter of 1999 increased $1,329,000 or 5.6% from the third quarter of 1998. The increase was a result of i) the opening of two Max & Erma's restaurants during the fourth quarter of 1998, ii) the opening of one Max & Erma's restaurant during the third quarter of 1999, iii) the opening of one Ironwood Cafe during each of the second and third quarters of 1999, and iv) a 1% increase in same-store sales during the third quarter of 1999 for restaurants opened at least 18 months.

         The increase in revenues from new restaurants and same-store sales increases was partially offset by the closing of two Max & Erma's restaurants, one during the fourth quarter of 1998 and one during the first quarter of 1999. Additionally, the original Ironwood Cafe, which opened during the second quarter of 1998, was closed late in the second quarter of 1999 due to poor sales.

         Year-to-date revenues increased $3,333,000 or 4.3% from 1998 to 1999. The increase was a result of i) the opening of five Max & Erma's restaurants and one Ironwood Cafe during 1998, and ii) the opening of one Max & Erma's restaurant and two Ironwood Cafes during 1999. As discussed above, the increase in revenues from new restaurants was partially offset by restaurant closings and a year-to-date decline of $54,000 or 0.1% in same-store sales.

         The slight decline in year-to-date same-store sales was a result of extremely harsh winter weather during the first two weeks of January. From January 2, 1999 through January 15, 1999 same-store sales declined $650,000 or 20%. Exclusive of that two week period, year-to-date same-store sales increased $596,000 or 0.9%. Year-to-date customer counts declined approximately 4% while the average guest check rose 5%, primarily as a result of menu price increases.

         The Company plans to open three Max & Erma's restaurants during the fourth quarter of 1999 and eight during fiscal 2000. The Company also expects increased franchise fees and royalties in future periods. The Company's first multi-unit franchise agreement requires the opening of the first of four Max & Erma's restaurants in Richmond and Charlottesville, Virginia by August 2000.

         The Company closed the original Ironwood Cafe during the second quarter of 1999 resulting in a $700,000 pre-tax loss on disposition of assets. The second Ironwood Cafe opened during the second quarter of 1999 in Mentor, Ohio. The third Ironwood Cafe opened during the third quarter of 1999 in West Chester, Ohio, a suburb of Cincinnati. Both locations are achieving sales at or above the minimum sales target. The Company will monitor and evaluate the results of the two remaining Ironwood Cafes before it determines its expansion potential.

COSTS AND EXPENSES
------------------

         Cost of goods sold, as a percentage of revenues, decreased from 26.2% for the third quarter of 1998 to 25.5% for the third quarter of 1999. Year-to-date cost of goods sold, as a percentage of revenues, declined from 26.5% for 1998 to 25.8% for 1999. The declines for both the quarter and year-to-date periods were a result of menu price increases of approximately 2% to 3% and sharply higher produce and dairy prices during the first half of 1998 which have since declined, while most other inventory costs have remained stable.

         Payroll and benefits, as a percentage of revenues, increased from 31.4% for the third quarter of 1998 to 32.0% for the third quarter of 1999. Year-to-date payroll and benefits, as a percentage of revenues, increased from 31.0% to 31.8%. The increase was a result of higher wage rates brought on by extremely low unemployment levels and continued high demand for restaurant workers.

         Other operating expenses, as a percentage of revenues, remained constant at 29.1% for both the third quarter of 1998 and the third quarter of 1999. Year-to-date other operating expenses, as a percentage of revenues, increased from 29.0% for 1998 to 30.0% for 1999. The increase for the year-to-date period is primarily a result of increased rental expense, net of reduced depreciation, associated with the two sale-leaseback transactions completed during 1998. During the third quarter of 1999, fixed expenses, as a percentage of revenues, declined due to increased sales. As a result of this and reduced marketing expenditures, other operating expenses, as a percentage of revenues, remained even with the third quarter of 1998 despite the higher rental expense.

         Pre-opening expenses, as a percentage of revenues, increased from 0.6% for the third quarter of 1998 to 0.8% for the third quarter of 1999. Year-to-date pre-opening expenses decreased from 0.7% for 1998 to 0.4% for 1999. The variation in this expense category is a result of the Company's adoption of AICPA Statement of Position 98-5, "Reporting the Costs of Start-Up Activities", which requires that pre-opening expenses be expensed as incurred rather than capitalized. Prior to adoption of the new standard on October 26, 1998, the first day of fiscal 1999, the Company amortized pre-opening expenses over a 12-month period. The increase from the third quarter of 1998 to the third quarter of 1999 was due to the pre-opening expense of two restaurant openings during the third quarter of 1999, exceeding the amortization expense during the third quarter of 1998. Year-to-date the decrease from 1998 to 1999 was a result of the amortization during 1998 exceeding the incurred expenses of three 1999 restaurant openings. The cumulative effect on prior years of the accounting change resulted in a first quarter 1999 charge of $239,000, net of tax, or $0.7 per diluted share. Management believes that pre-opening expenses will increase during the fourth quarter of 1999 and during fiscal 2000 as the Company accelerates the rate of opening new restaurants.

LOSS ON DISPOSITION OF ASSETS
-----------------------------

         During the second quarter of 1999 the Company recorded a $700,000 loss on disposition of assets related to the closing of the original Ironwood Cafe in Columbus, Ohio. The restaurant never achieved a profitable sales level. Management believes the lack of sales was a site-related problem and remains optimistic on the success of the concept based upon sales at the second and third locations in Mentor and West Chester, Ohio.

ADMINISTRATIVE EXPENSES
-----------------------

         Administrative expenses increased 27% from the third quarter of 1998 to the third quarter of 1999 and 23% for the year-to-date period from 1998 to 1999. The increases were a result of raises for corporate personnel, expansion of the Company's corporate headquarters and administrative expenses associated with Ironwood Cafe and the franchising program for Max & Erma's. The increase was generally in line with Management's expectations. Administrative expenses, as a percentage of revenues, increased from 6.6% for the third quarter of 1998 to 7.9% for the third quarter of 1999. Year-to-date administrative expenses, as a percentage of revenues, increased from 6.7% for 1998 to 7.9% for 1999. The increase was a result of increased overhead in anticipation of an accelerated growth rate, which should begin during the fourth quarter of 1999. The closing of restaurants and the revenue loss due to weather during the first quarter of 1999 also had the effect of increasing administrative expenses as a percentage of revenues. Management expects that administrative expenses as a percentage of revenues will begin to decline in the fourth quarter of 1999.

INTEREST EXPENSE
----------------

         Interest expense was unchanged from the third quarter of 1998 to the third quarter of 1999. Year-to-date interest expense decreased 26% from 1998 to 1999. The decrease was a result of the two sale-leaseback transactions previously referred to, which resulted in interest savings of approximately $515,000 and $1,705,000 for the quarter and year-to-date periods, respectively, over what would have been incurred had the sale-leaseback not occurred and reduced interest rates. The interest rate on the first $9.0 million of borrowings under the Company's revolving credit line is 7.38%, with excess borrowings at prime + 1/4% (total of 8.75% at August 1, 1999) as compared to an effective rate of approximately 9% under the Company's convertible debentures. The initial $9.0 million of the Company's revolving credit line was used to redeem the convertible debentures during the first quarter of 1999. The Company incurred additional interest expense resulting from the repurchase of approximately 1,499,000 shares of its common stock from the fourth quarter of 1998 through the end of the third quarter of 1999. The Company capitalized $212,000 and $143,000 in construction period interest during the first 40 weeks of 1999 and 1998, respectively.

INCOME TAXES
------------

         The Company's effective tax rate declined from 30.5% for the 40 weeks of 1998 to 27.3% for the comparable 1999 period. The decrease was due to the fact that certain tax credits available to the Company are unrelated to pre-tax income and have a proportionately greater effect on the effective tax rate at lower levels of pre-tax income.

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

YEAR 2000
---------

         The Company has reviewed its computer systems and software with respect to the Year 2000 issue. The Company has identified three critical areas of information technology: register systems, network and accounting software and payroll processing. Register systems currently being installed are Year 2000 compliant. Older register systems function and accumulate data without regard to date and therefore Year 2000 is not an issue. The Company's main accounting software is supplied by an outside vendor and has been represented to be Year 2000 compliant in the course of normal system upgrades. Certain database and spreadsheet software are being upgraded during fiscal 1999 at an expected cost not to exceed $50,000 which is being expensed as incurred. During 1998 the Company expended approximately $25,000 for computer equipment used exclusively to process payroll. The related software was provided by the Company's outside payroll service and has been represented to be Year 2000 compliant.

         The Company believes that little, if any, of its non-information technology equipment and systems are date dependent.

          The Company presently has one major outside food products supplier to its restaurants. It has inquired of that supplier as to its Year 2000 compliance efforts and been assured that all operational areas are Year 2000 compliant. Failure of that supplier to deliver food products to the Company's restaurants could lead to a cessation of operations. While the Company has no contingency plan regarding replacement of that vendor, it believes it could be replaced and operations resumed within a 30-day period.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's working capital ratio decreased from .6 to 1 at October 25, 1998 to .3 to 1 at August 1, 1999. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first 40 weeks of 1999, the Company expended approximately $10,131,000 for property additions, $34,117,000 to reduce long-term obligations and $7,733,000 to repurchase approximately 999,000 shares of its common stock. Funds for such expenditures were provided primarily by $43,343,000 from proceeds of long-term obligations, $3,500,000 from proceeds of a short-term bank note, $4,415,000 from operations, and $1,099,000 from cash on hand. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

         At August 1, 1999 the Company was committed to the opening of three Max & Erma's restaurants during the fourth quarter of 1999 and at least eight Max & Erma's restaurants during fiscal 2000. At August 1, 1999 twelve sites were under contract to purchase or lease, three of which were under construction. Five additional sites had been approved and were in some stage of negotiations.

         Funding for new restaurants is expected to be provided by cash flow from operations, the sale-leaseback of real estate, equipment leasing and the Company's revolving credit line. At August 1, 1999, the Company had $1.3 million available under its $20.0 million revolving credit line and approximately $2.0 million available under equipment lease commitments. As discussed below, the Company expects to increase its revolving credit line to $40.0 million during the fourth quarter of 1999. Although the Company has no commitments for sale-leaseback financing of real estate at August 1, 1999, it believes it will be able to obtain such commitments under terms similar to the two transactions completed during 1998.

         On June 24, 1999 the Company's Board of Directors increased the number of shares authorized for repurchase from 1,250,000 shares to 1,750,000 shares. On June 30, 1999 the Company repurchased approximately 430,000 shares from two institutional investors at a price of $8.125 per share. Funding for that purchase was provided by a 9% bank note due September 30, 1999. Subject to certain conditions and completion of documentation, the Company has received a commitment from its bank to increase its revolving credit line to $40,000,000. The Company believes a new credit agreement will be executed prior to September 30, 1999, at which time the note will be repaid or that the note will be extended until completion of the new credit agreement. At August 1, 1999 approximately 250,000 shares remain available for repurchase under the authorization. Additional funding for the share repurchase program is expected to be provided by cash flow from operations and the Company's expanded revolving credit line.

SAFE HARBOR STATEMENT UNDER THE PRIVATE
---------------------------------------
SECURITIES LITIGATION REFORM ACT OF 1995
----------------------------------------

         This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding revenue growth from the opening of new Company-owned and franchised restaurants (paragraph 5), anticipated increases in pre-opening expenses during the fourth quarter of 1999 and fiscal 2000 (paragraph 10), optimism on the success of Ironwood Cafe (paragraph 11), anticipated declines in administrative expenses (paragraph 12), Year 2000 preparedness and contingency plans (paragraphs 17, 18, 19 and 20), the opening of additional Max & Erma's restaurants (paragraph 23), future sources of capital and the availability and terms of sale-leaseback financing (paragraph 24), and the repurchase of shares and completion of a new revolving credit agreement (paragraph 25).

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

PART II

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
         ---------------------------------

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

     SEPTEMBER 2, 1999
  ------------------------
           Date

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