Form 10-K
period 1999-10-31
MAX & ERMAS RESTAURANTS INC
filed 2000-01-18
CIK 706471

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended October 31, 1999
                         Commission File Number: 0-11514

                         Max & Erma's Restaurants, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                               No. 31-1041397
       -------------------------------               -------------------
       (State or other jurisdiction of                (I.R.S. Employe
       incorporation or organization)                Identification No.)

       4849 Evanswood Drive Columbus, Ohio                  43229
    ----------------------------------------             ----------
    (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code   (614) 431-5800
                                                   -------------------

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value has been computed by reference to the closing bid price of such stock, as of December 31, 1999.

            Total shares outstanding                          2,664,938

            Number of shares owned beneficially               1,864,568
             and/or of record by directors and officers (1)

            Number of shares held by persons                  1,279,870
             other than directors or officers

            Closing bid price                                 $7.09

            Market value of shares held by                    $9,079,078
             persons other than directors or officers


(1) For purposes of this computation all officers and directors are included, although not all are necessarily "affiliates." Includes options to purchase 479,500 shares of common stock, all of which are presently exercisable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                             2,664,938 Common Shares
                      were outstanding at December 31, 1999


                       DOCUMENTS INCORPORATED BY REFERENCE


1. Annual Report to Shareholders for the Fiscal Year Ended October 31, 1999 (in
   pertinent parts, as indicated).....Parts II and IV.

2. Proxy Statement for 2000 Annual Meeting of Shareholders (in pertinent parts, as indicated).....Part III.

                                     PART I

Item 1. BUSINESS

         Max & Erma's Restaurants, Inc. (the "Company"), directly and through an affiliated partnership, owns, operates and franchises (three) a chain of fifty-five Max & Erma's restaurants at December 31, 1999. In addition, Ironwood Cafe, LLC, a wholly-owned limited liability company owns and operates two Ironwood Cafe restaurants, which are in the process of being closed or sold (see
Note 9 to Financial Statements in Part II, Item 8). The Company is a Delaware corporation organized in 1982, as the successor to a restaurant business founded in 1971. The Company has registered the phrase "Max & Erma's - Neighborhood Gathering Place" and its associated logo as a service mark with the United States Patent and Trademark Office.

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

         Antique artifacts and local paraphernalia make Max & Erma's a fun, unique place to take friends and family. The use of brick, a combination of light and dark colors, and dropped lighting creates a roomy, yet cozy feel for customers to enjoy while dining. The neighborhood atmosphere of each restaurant is enhanced by inclusion of local items in each restaurant's decor, including sports team paraphernalia and historical artifacts. Additional decor items include a giant bubble gum machine, a three-dimensional burger, an antique love tester and many other things. Giant murals, both inside and outside the restaurant, combine the history and tradition of each market with Max & Erma's story.

     Max & Erma's restaurants are open for both lunch and dinner seven days a week. Hours of operation are generally 11:00 a.m. to midnight. During fiscal 1999, the average check was approximately $8.67 at lunch and $9.91 at dinner. The lunch and dinner meal periods accounted for approximately 38.2% and 61.8% of net sales, respectively. Alcoholic beverages constituted approximately 11.0% of net sales in fiscal 1999.

         The Company's strategy is to compete in the casual dining segment of the restaurant industry by offering a variety of high quality food in a casual, comfortable and fun atmosphere and with a uniquely personable service style. The philosophy of the Company is to focus on the details of the customer experience that instill customer loyalty and promote repeat business. The purpose of every associate is to "help our guests enjoy their total dining experiences so they can't wait to come back." The Company believes the dining experience starts with the food and therefore uses only the freshest, high quality ingredients in every menu item.

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

         Max & Erma's restaurants have always been known for gourmet hamburgers and specialty sandwiches; however, one part of the Company's focus on the customer is an evolving menu that changes to meet consumer tastes. The Company believes its menu should be fun as well as innovative, and reviews and revises the menu twice each year, and in addition offers an annual summer menu. By periodically modifying its menu through the introduction of a broad range of appealing new menu items the Company has achieved a more diversified sales mix.

         The Company makes extensive use of consumer focus groups to conduct marketing research. Management incorporates the findings of this market research in its advertising, menu development, employee training, and building design and decor. According to customers, the major point of difference between the Company and its competitors is that Max & Erma's restaurants are perceived as being more of a "fun place," an image the Company tries to foster in its advertising. The Company spent approximately 2.3% of sales on advertising in 1999. It primarily uses radio, direct mail, billboards, special events and localized store marketing designed to increase customer awareness and repeat business.

         The Company owns fifty-one of the Max & Erma's restaurants currently in operation. One is owned by a separate affiliated partnership. In addition to the specified percentage interest in the profits and losses of the affiliated partnership, the Company is paid an annual fee equal to 6% of gross revenues for managing the Max & Erma's restaurant owned by the partnership. The management contract provides for monthly payments to the Company for an initial term of two years and renewal terms aggregating 20 additional years upon the mutual agreement of the parties.

         During 1998 two separate franchised Max & Erma's restaurants opened in the Columbus, Ohio airport and in the Cleveland, Ohio airport. An additional franchise opened in early fiscal 2000 on the Ohio Turnpike. Terms of the agreements generally call for an initial franchise fee plus a monthly royalty of 4 or 5% of sales. The Ohio Turnpike location is similar in design to the airport locations except it does not sell alcoholic beverages.

         During 1998 the Company initiated a test of a second restaurant concept, Ironwood Cafe. Ironwood Cafes occupy approximately 3,500 to 4,000 square feet of leased space, open for dinner only, and primarily serve pasta and gourmet pizzas prepared in a wood-burning oven. The first Ironwood Cafe did not achieve a profitable sales level and was closed during the second quarter of 1999. Two additional Ironwood Cafes opened during 1999 in Cleveland and Cincinnati, Ohio, also did not achieve profitable sales levels, and are in the process of being closed or sold during the first quarter of fiscal 2000.

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

Employees

         At October 31, 1999, the Company had 4,486 employees, of which 673 were full-time restaurant employees, 3,577 were part-time restaurant employees, 70 were corporate staff personnel and 166 were restaurant managerial personnel. None of the Company's employees are represented by a labor union or a collective bargaining unit. The Company considers relations with its employees to be good.

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

         Restaurant operations are administered by a management staff headed by the Chief Operating Officer. A Regional Vice President of Operations reports to the Chief Operating Officer. Twelve regional managers, each of whom supervises the operations of four to five restaurants, report to either the Chief Operating Officer or the Regional Vice President of Operations. Each restaurant has a general manager, who is responsible for training and supervising approximately 40 to 100 employees, and two or three assistant managers. Regional managers are responsible for hiring their general and assistant managers. General managers, with the assistance of the regional manager, are responsible for hiring restaurant employees. The Company seeks to hire experienced restaurant personnel who must complete a 14-week training program conducted by the Company before becoming an assistant manager. The Company has historically promoted from within to fill its regional and general manager positions.

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

Managing Partner Program

         At the start of 1999 the Company introduced its Managing Partner Program on a test basis. Nine eligible general managers and the Company entered into five-year agreements in which the general manager places 1,000 shares of Max & Erma's common stock which he or she owns in escrow with the Company and agrees to manage their restaurant for a five year period. The shares of stock are forfeited if the general manager terminates their employment during the term of the agreement. In return the Company agrees to not relocate the general manager during the term of the agreement. During the term of the agreement the general manager's base salary is fixed. As additional compensation they receive 25% of the increase in profit before fixed expenses over a pre-established base profit (generally the average of profit before fixed expenses for the most recent three fiscal years). The Company believes the program encourages the general manager to both build sales and control margins, creates a sense of ownership, reduces management turnover and promotes a longer-term perspective. At the start of fiscal 2000, the Company entered into nine additional Managing Partner Agreements.

Purchasing and Inventory Controls

         Meat and most other food and restaurant supply items are purchased through one major distributor in order to obtain favorable prices and to ensure consistent quality and delivery. For major items, the Company typically negotiates prices directly with producers. For other items, the Company provides the distributor with specifications and receives monthly prices for such items, generally based upon a "cost plus" formula. Restaurant managers purchase these items directly from the distributor, and each restaurant is billed directly for its purchases. Although most of the Company's food and supplies are presently furnished by one distributor, the Company believes alternate food suppliers are available and has not experienced a shortage of food or supplies. A daily inventory is taken for high cost items, such as steaks, ground meat, seafood and liquor. A physical inventory of all items is made at the end of each four-week accounting period.

Future Expansion

         The Company intends to open eight additional Max & Erma's restaurants per year during fiscal 2000 and 2001. All but four of the existing Max & Erma's restaurants are located in suburban areas. Of the existing Company-owned Max & Erma's restaurants, 36 are freestanding and 16 are in-line shopping center/mall locations. The following table sets forth the location of each Company-owned existing Max & Erma's restaurant as of December 31, 1999 and the locations of restaurants currently under development and scheduled to open during fiscal 2000 and 2001:


                                         Max & Erma's
                                         ------------
                                Existing            Under Development
                                --------            -----------------
GEORGIA
     Atlanta                        2                      --
ILLINOIS
     Chicago                        7                      --
INDIANA
     Indianapolis                   3                       1
KENTUCKY
     Lexington                      2                      --
     Louisville                    --                       2
MICHIGAN
     Ann Arbor                      1                      --
     Detroit                        6                       1
     Grand Rapids                   1                       1
NORTH CAROLINA
     Charlotte                      1                       1
OHIO
     Akron                          1                      --
     Cincinnati                     2                       1
     Cleveland                      4                       1
     Columbus                       9                       1
     Dayton                         3                      --
     Toledo                         1                      --
     Niles                         --                       1
PENNSYLVANIA
     Pittsburgh                     6                       2
     Erie                           1                      --
SOUTH CAROLINA
     Greenville                     1                      --
VIRGINIA
     Norfolk                        1                      --

     TOTAL                         52                      12

         The Company's preference is to acquire the land and build new freestanding restaurants for Max & Erma's. However, in order to acquire suitable sites, the Company will utilize ground leases, or lease and convert existing premises. All sites under development are freestanding. Management believes that the clustering of three or more restaurants in markets of sufficient size increases customer awareness, enhances the effectiveness of advertising and improves management efficiency.

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

         In addition to the other information in this Report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results of operations for Fiscal 2000 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

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

4. Legal - The Company is exposed to various torts and other claims, most notably liability claims resulting from the sale of alcoholic beverages. While the Company currently maintains insurance for such claims, there is no assurance of its adequacy or future availability. An uninsured or excess claim could have a material adverse affect on the Company.

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

Item 2.  PROPERTIES

         All but one of the Company's restaurants are occupied under leases expiring from 2000 to 2025, with renewal options for five to twenty additional years. The affiliated partnership which owns one restaurant in Columbus, Ohio also owns the premises on which it is located. Restaurant leases are generally collateralized by liens on leasehold improvements, equipment, furniture and fixtures. The Company leases its executive offices (24,000 square feet) and general warehouse and storage facilities (17,000 square feet) in Columbus, Ohio under an operating lease expiring in January 2009.

         During the first quarter of fiscal 2000 the Company completed two sale-leaseback transactions for six restaurants. The Company received proceeds of approximately $2,900,000 (net of payoff of the approximately $5,200,000 mortgage loan), and $4,900,000, respectively. The transactions resulted in a deferred gain of approximately $970,000, which will be accreted to income as a reduction of rent expenses over the twenty year lease term and a loss on disposition of assets of approximately $119,000.

         The last 34 Max & Erma's restaurants opened since mid-1993 are based on a standard prototype design. The prototype gives Max & Erma's restaurants a distinct identity and emphasizes an unpretentious neighborhood ambiance. The prototype design downplays the use of brass, Tiffany lamps and other design features common to the Company's 18 older restaurants and to many other casual dining restaurants. Max & Erma's restaurants established prior to the introduction of the prototype vary in design and appearance, but average 6,000 square feet and seat an average of 160 customers. The freestanding prototype is approximately 6,800 square feet and seats 210 patrons for dining in addition to the bar area. A 30 to 40 seat seasonal patio area is optional. The prototype design is readily adaptable to a variety of sites including shopping center and mall locations.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The information contained under the captions "SELECTED QUARTERLY FINANCIAL DATA" and "SHAREHOLDER INFORMATION" is incorporated herein by reference to the inside back cover of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1999.

Item 6.  SELECTED FINANCIAL DATA

         Information required under this Item is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1999, page 5.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required under this Item is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1999, pages 6 through 8.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of October 31, 1999, the Company's total long-term indebtedness (including current maturities) was approximately $28.3 million. Approximately $23.1 million of such indebtedness is the Company's revolving credit line and bears interest at variable rates. A one percentage point increase or decrease in interest rates will increase or decrease the Company's pre-tax income by approximately $230,000. Based upon quarter ending balances the average borrowings under the Company's revolving credit line during 1999 was $18.3 million. The high and low balance outstanding under the revolving credit line during 1999 was $23.1 million and $12.1 million, respectively. As required under the Company's revolving credit agreement the Company has entered into a $20,000,000 interest rate protection agreement. The agreement does not convert any of the Company's borrowings from variable rate to fixed rate until fiscal 2001. For a further description of the Company's indebtedness, see Item 8, Financial Statements and Supplementary Data - Notes 3 and 4 to the Consolidated Financial Statements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The balance sheets as of October 31, 1999 and October 25, 1998 and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1999, and the related notes to the financial statements together with the independent auditors' report thereon and the Selected Quarterly Financial Data are incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1999, pages 9 through 20 and the inside back cover.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III

Items 10, 11, 12 and 13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT: EXECUTIVE COMPENSATION: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT: AND CERTAIN
         RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under these Items is incorporated herein by reference to the Company's Proxy Statement for 2000 Annual Meeting of Stockholders to be held on April 12, 2000, pursuant to Regulation 14A.


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

Dated:  January 18, 2000              Max & Erma's Restaurants, Inc.

                                      By: */s/Todd B. Barnum
                                      -------------------------------------
                                      Todd B. Barnum
                                      Chairman of the Board,
                                      Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature                             Title
---------                             -----
*/s/Todd B. Barnum                    Chairman of the Board, Chief Executive
---------------------------           Officer and President, Director (Principal
    Todd B. Barnum                    Executive Officer)

*/s/Mark F. Emerson                   Chief Operating Officer, Director
---------------------------
    Mark F. Emerson

*/s/William C. Niegsch, Jr.           Executive Vice President and Chief
---------------------------           Financial Officer, Director,
    William C. Niegsch, Jr.           (Principal Financial Officer)

*/s/William E. Arthur                 Director
---------------------------
    William E. Arthur

*/s/Robert A. Rothman                 Director
---------------------------
    Robert A. Rothman

*/s/Roger D. Blackwell                Director
---------------------------
    Roger D. Blackwell

*/s/Michael D. Murphy                 Director
---------------------------
    Michael D. Murphy

*/s/Thomas R. Green                   Director
---------------------------
    Thomas R. Green

*By William C. Niegsch, Jr.
---------------------------
    William C. Niegsch, Jr.
    Attorney-in-Fact

                 MAX & ERMA'S RESTAURANTS, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                ITEMS 8, 14(a)(1)


                                                                 REFERENCE PAGE
                                                                  ANNUAL REPORT
                                                                 TO SHAREHOLDERS
                                                                 ---------------
The following items are required to be
included in Items 8 and 14(a)(1) and
are incorporated by reference from the
attached Annual Report to
Shareholders of Max & Erma's
Restaurants, Inc. for the fiscal year
ended October 31, 1999:

-Consolidated Balance Sheets as of
 October 31, 1999 and October 25, 1998
-For the years ended October 31, 1999,                                    9 - 10
 October 25, 1998 and October 26, 1997
  -Consolidated Statements of Income
  -Consolidated Statements of Stockholders' Equity                       11 - 12
  -Consolidated Statements of Cash Flows                                      13
                                                                              14
-Notes to Consolidated Financial Statements
-Independent Auditors' Report
-No financial statement schedules are required                             15-19
 to be filed because the conditions requiring                                 20
 their filing do not exist or because the information
 is given in the consolidated financial statements or
 notes thereto.

                               REPORT ON FORM 10-K

                         MAX & ERMA'S RESTAURANTS, INC.

                                INDEX TO EXHIBITS

Exhibit
  No.                                      Description                                           Page No.
-------                                    -----------                                           --------
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

   4             Form of Common Stock Certificate.                                 Reference is made to Exhibit 4(a) of
                                                                                   Registration Statement on Form S-1
                                                                                   (Registration No. 2-85585).

 10(a)           Max & Erma's Ltd. Agreement of Limited Partnership, dated May     Reference is made to Exhibit 10(b)
                 17, 1972.                                                         of Registration Statement on Form
                                                                                   S-1 (Registration No. 2-85585).

 10(b)           First Amendment to Agreement of Limited Partnership of Max &      Reference is made to Exhibit 10(b)
                 Erma's Ltd., dated September 9, 1974.                             of Registration Statement on Form
                                                                                   S-1 (Registration No. 2-85585).

 10(c)           Letter Agreement between Nine Limited Leasing, Max & Erma's,      Reference is made to Exhibit 10(bb)
                 Inc., and Max & Erma's Indianapolis, Ltd., dated April 24, 1977.  of Registration Statement on Form
                                                                                   S-1 (Registration No. 2-85585).

 10(d)           Letter Agreement between Nine Limited Leasing, Max & Erma's,      Reference is made to Exhibit 10(dd)
                 Inc., and Max & Erma's East, Ltd., dated May 27, 1977.            of Registration Statement on Form
                                                                                   S-1 (Registration No. 2-85585).

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

 10(g)*          1992 Stock Option Plan.                                           Reference is made to Exhibit 10(q)
                                                                                   of Report on Form 10-K filed January
                                                                                   25, 1993.

 10(h)*          1996 Stock Option Plan.                                           Reference is made to Exhibit 10(p)
                                                                                   of Report on Form 10-K filed January
                                                                                   1996.

Exhibit
  No.                                      Description                                           Page No.
-------                                    -----------                                           --------
10(i)*           Indemnification Agreement (form) between Max & Erma's             Reference is made to Exhibit 10(y)
                 Restaurants, Inc. and each of its directors dated as of June      of Report on Form 10-K filed January
                 18, 1986.                                                         23, 1987.

10(j)*           Written description of split dollar life insurance program for    Reference is made to footnote 3 to
                 officers.                                                         the Summary Compensation Table
                                                                                   presented in the Company's Proxy
                                                                                   Statement for the 2000 Annual
                                                                                   Meeting of Shareholders, which is
                                                                                   incorporated by Reference herein.

10(k)*           Board of Directors' Resolution adopted November 2, 1987           Reference is made to Exhibit 10(dd)
                 relating to split dollar life insurance program for officers.     of Report on Form 10-K filed January
                                                                                   25, 1993.

10(l)*           Board of Directors' Resolution adopted October 19, 1992           Reference is made to Exhibit 10(ee)
                 relating to split dollar life insurance program for officers.     of Report on Form 10-K filed January
                                                                                   25, 1993.

10(m)*           Form of Severance Agreement in Event of Change In Control for
                 Senior Executive Officers.

10(n)*           List of Senior Executive Officers with Severance
                 Agreements in the form of Exhibit 10(m).

10(o)*           Form of Severance Agreement in Event of Change In Control for
                 Officers.

10(p)*           List of Officers with Severance Agreements in the form of
                 Exhibit 10(o).

10(q)            Third Amended and Restated Revolving Credit Agreement dated
                 January 7, 2000, between Max & Erma's Restaurants, Inc. and The
                 Provident Bank.

10(r)* Compensation Committee of the Board of Directors resolution adopted October 1, 1999, relating to officers' bonuses.

  13 Portions of the Annual Report to Stockholders for the Fiscal Year ended October 31, 1999, incorporated herein by reference (except for those pages which are specifically incorporated by reference, the Company's
                 Annual Report to stockholders is not to be deemed as filed as part of this report).

  23             Consents of Experts and Counsel.

  24             Power of Attorney.

  27             Financial Data Schedule.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of the Report on Form 10-K.