Form 10-Q
period 2000-02-20
MAX & ERMAS RESTAURANTS INC
filed 2000-03-17
CIK 706471

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)



For Quarter Ended    February 20, 2000      Commission file number      0-11514
                 --------------------                               -----------

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

                                               YES     [ X ]         NO   [  ]


As of the close of the period covered by this report, the registrant had outstanding 2,552,784 common shares.

          PART I - FINANCIAL INFORMATION / ITEM 1 - FINANCIAL STATEMENTS MAX & ERMA'S RESTAURANTS, INC. - CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                       February 20,            October 31,
                                           ASSETS                          2000                    1999
                                           ------                     ------------             -----------

Current Assets:
Cash                                                                  $ 1,721,919             $ 1,318,944
Inventories                                                               847,391                 929,364
Other Current Assets                                                    2,089,458               1,584,886
                                                                      -----------             -----------
Total Current Assets                                                    4,658,768               3,833,194

Property - At Cost:                                                    63,967,225              73,328,050
Less Accumulated Depreciation and Amortization                         23,642,968              26,486,963
                                                                      -----------             -----------
Property - Net                                                         40,324,257              46,841,087

Other Assets                                                            4,183,602               4,222,425
                                                                      -----------             -----------
Total                                                                 $49,166,627             $54,896,706
                                                                      ===========             ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
Current Maturities of Long-Term Obligations                           $   182,443             $   736,475
Accounts Payable                                                        4,310,219               5,402,415
Accrued Payroll and Related Taxes                                       1,973,658               1,163,867
Accrued Liabilities                                                     3,019,057               2,801,834
                                                                      -----------             -----------
Total Current Liabilities                                               9,485,377              10,104,591

Long-Term Obligations - Less Current Maturities                        29,836,387              33,913,675

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
Authorized 10,000,000 Shares,
Issued and Outstanding 2,552,784 Shares
   At 2/20/00 and 2,746,737 Shares at 10/31/99                            255,278                 274,674
Retained Earnings                                                       9,589,585              10,603,766
                                                                      -----------             -----------
Total Stockholders' Equity                                              9,844,863              10,878,440
                                                                      -----------             -----------
Total                                                                 $49,166,627             $54,896,706
                                                                      ===========             ===========
       (See notes to financial statements)




                                                MAX & ERMA'S RESTAURANTS, INC.
                                        CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                           Sixteen Weeks Ended
                                                                                           -------------------

                                                                             February 20,             February 14,
                                                                                2000                      1999
                                                                            ------------              ------------

REVENUES:                                                                   $ 36,158,721              $ 31,149,489

COSTS AND EXPENSES:
Costs of Goods Sold                                                            9,008,925                 8,162,873
Payroll and Benefits                                                          11,652,476                 9,912,083
Other Operating Expenses                                                      11,079,382                 9,600,381
Pre-Opening Expenses                                                             178,087                    34,072
Administrative Expenses                                                        2,717,633                 2,357,683
                                                                            ------------              ------------
Total Operating Expenses                                                      34,636,503                30,067,092
                                                                            ------------              ------------
Operating Income                                                               1,522,218                 1,082,397
Interest Expense                                                                 695,245                   430,707
Minority Interest in Income of Affiliated Partnerships                            38,504                    18,424
                                                                            ------------              ------------
INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM & CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                                              788,469                   633,266
INCOME TAXES                                                                     238,000                   187,000
                                                                            ------------              ------------
INCOME BEFORE EXTRAORDINARY ITEM &
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                           550,469                   446,266
EXTRAORDINARY LOSS (net of income tax
   benefit of $30,000 and $186,000, respectively)                                (45,000)                 (400,000)
CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE
  IN ACCOUNTING PRINCIPLE FOR PRE-OPENING
  EXPENSES (net of income tax benefit of $101,000)                                                        (239,000)
                                                                            ------------              ------------
NET INCOME (LOSS)                                                           $    505,469              $   (192,734)
                                                                            ============              ============

BASIC EARNINGS (LOSS) PER SHARE:
   Income Before Extraordinary Item and
      Cumulative Effect of Change in
      Accounting Principle                                                  $       0.21              $       0.12
   Extraordinary Loss                                                              (0.02)                    (0.11)
   Cumulative Effect on Prior Years of Change in
       Accounting Principle                                                                                  (0.06)
                                                                            ------------              ------------
   Net Income (Loss)                                                        $       0.19              $      (0.05)
                                                                            ============              ============


       (See notes to financial statements)



                                               MAX & ERMA'S RESTAURANTS, INC.
                                       CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                         (continued)


                                                                                         Sixteen Weeks Ended
                                                                                         -------------------
                                                                               February 20,            February 14,
                                                                                  2000                     1999
                                                                             -------------            -------------

DILUTED EARNINGS (LOSS) PER SHARE:
   Income Before Extraordinary Item and Cumulative Effect
   of Change In Accounting Principle                                         $        0.21            $        0.12
   Extraordinary Loss                                                                (0.02)                   (0.11)
   Cumulative Effect of Change in Accounting Principle                                                        (0.06)
                                                                             -------------            -------------
   Net Income (Loss)                                                         $        0.19            $       (0.05)
                                                                             =============            =============


SHARES OUTSTANDING:
   Basic                                                                         2,647,897                3,701,995
                                                                             =============            =============
   Diluted                                                                       2,695,909                3,765,377
                                                                             =============            =============









       (See notes to financial statements)


                                            MAX & ERMA'S RESTAURANTS, INC.
                                    CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           Sixteen Weeks Ended
                                                                                           -------------------
                                                                                 February 20,           February 14,
                                                                                     2000                    1999
                                                                                 ------------            ------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income (loss)                                                                $    505,459            $   (192,734)
Depreciation and amortization                                                       1,603,148               1,456,672
Extraordinary loss                                                                     45,000                 400,000
Cumulative Effect of Change in Accounting Principle                                                           239,000
Minority interest in income of Affiliated Partnerships                                 38,503                  18,424
Changes in other assets and liabilities                                               513,430                (358,956)
                                                                                 ------------            ------------
Net cash provided by operating activities                                           2,705,540               1,562,406
                                                                                 ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                                 (7,672,153)             (3,237,706)
Proceeds from sale of assets                                                       12,868,671                   1,215
Decrease in other assets                                                             (131,404)               (230,418)
                                                                                 ------------            ------------
Net cash provided (used) by investing activities                                    5,065,114              (3,466,909)
                                                                                 ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                                    (25,079,983)            (16,052,154)
Proceeds from long-term obligations                                                19,467,522              19,065,748
Proceeds from sale of stock                                                            27,098                  24,150
Purchase of common stock                                                           (1,648,337)             (1,172,240)
Debt issue costs                                                                      (95,476)                (25,000)
Distributions to minority interests in Affiliated Partnership                         (38,503)                (19,251)
                                                                                 ------------            ------------
Net cash provided (used) by financing activities                                   (7,367,679)              1,821,253
                                                                                 ------------            ------------

NET INCREASE (DECREASE) IN
  CASH AND EQUIVALENTS                                                                402,975                 (83,250)
CASH AND EQUIVALENTS AT
  BEGINNING OF PERIOD                                                               1,318,944               2,151,323
                                                                                 ------------            ------------

CASH AND EQUIVALENTS AT END OF PERIOD                                            $  1,721,919            $  2,068,073
                                                                                 ============            ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                                       $    575,470            $    604,121
  Income taxes                                                                   $    571,661            $    131,502
Non-cash activities:
  Property additions financed by accounts payable                                $  1,332,402            $    444,151
  Deferred gain from sales of assets                                             $    978,344

              (See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Presentation
         -------------

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

         The Company, its subsidiary and Affiliated Partnership each have a 52-53 week fiscal year, which ends on the last Sunday in October. Fiscal 1999 consisted of 53 weeks and included one sixteen-week, two twelve-week and one thirteen-week quarters.


2.       Extraordinary Item
         ------------------

         In March 1996, the Company obtained a fifteen-year $6 million mortgage loan which bore interest at 8.32% and was secured by four restaurant properties. In January 2000, the Company repaid the approximately $5.2 million outstanding balance out of the proceeds of the sale-leaseback of the four properties. The Company recognized an extraordinary charge against income of $45,000, net of tax ($0.02 per diluted share), related to the write-off of unamortized loan fees in the first quarter of 2000.

         In August 1994, the Company issued $10,384,000 of unsecured convertible subordinated debentures, which bore interest at 8% and were due in 2004. In November 1998 the Company redeemed the $8,842,000 outstanding debentures by utilizing borrowings under its bank credit agreement. The Company recognized an extraordinary charge against income of $400,000, net of tax ($0.11 per diluted share) related to the write-off of unamortized debt issuance costs in the first quarter of 1999.


3.       Property Sale-Leaseback
         -----------------------

         In the first quarter of 2000 the Company entered into two separate sale-leaseback transactions with regard to the land, buildings, fixtures and improvements at two and four restaurant sites, respectively. In the first transaction the Company received approximately $4.75 million in net proceeds which were used to pay down borrowings under the Company's revolving credit line. In the second transaction the Company received approximately $8.1 million in net proceeds which were used to pay off a $5.2 million mortgage loan related to the properties and pay down borrowings under the Company's revolving credit. The transaction resulted in a deferred gain of approximately $978,000, which will be accreted to income over the twenty-year lease term.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

REVENUES
--------

         Revenues for the first quarter of 2000 rose $5,009,000 or 16% from the first quarter of 1999. The increase was a result of i) the opening of four Max & Erma's restaurants during 1999, ii) the opening of two Max & Erma's restaurants during the first quarter of 2000 and iii) an increase of $1,055,000 or 3.6% in same-store sales for restaurants opened at least 18 months.

         The same-store sales increase was a result of i) more favorable weather during the first quarter of 2000, ii) price increases of approximately 1.5% over last year and iii) a generally improving sales trend. During the first quarter of 1999 same-store sales declined $320,000 or 1.2% due to extremely harsh winter weather. A portion of the current quarter's increase was a result of more normal weather and represented a recapture of last year's sales decline. However, price increases and increased customer counts contributed almost equally to the remaining $735,000 increase in same-store sales. The increase in customer counts can, in part, be attributed to a shift in the Company's advertising expenditures away from mass media and discounting and toward local store, relationship-based marketing. Same-store sales have now been positive the last three quarters.

         During the quarter the Company closed the remaining two Ironwood Cafe restaurants. Sales at Ironwood Cafe in the first quarter of 1999 and 2000 were essentially even and represented less than 1% of total revenues for both quarters. The reserve for loss on closing taken during the fourth quarter of 1999 was sufficient to cover all costs associated with the closing of the restaurants. The Company expects no further costs or operating losses associated with Ironwood Cafe.

         The Company expects to open six additional Max & Erma's during the remainder of 2000. Three restaurants were under construction at the end of the quarter and are scheduled to open during fiscal 2000. Seven additional sites were either leased or owned at the end of the quarter, three of which will also open during 2000. The remaining four are scheduled to open in early 2001.

         One franchised restaurant opened during the first quarter of 2000 on the Ohio Turnpike in northwestern Ohio. A total of three franchised locations are now open. Several additional franchise agreements are currently being negotiated.


COSTS AND EXPENSES
------------------

         Cost of goods sold, as a percentage of revenues, declined from 26.2% for the first quarter of 1999 to 24.9% for the first quarter of 2000. The decline was a result of menu price increases of approximately 1.5% coupled with declining inventory costs for meat, produce, dairy and chicken. Other inventory costs remained relatively stable.

         Payroll and benefits, as a percentage of revenues, increased from 31.8% for the first quarter of 1999 to 32.2% for the first quarter of 2000. The increase was primarily a result of the opening of two Max & Erma's during the first quarter of 2000. Payroll and benefits is typically high for a period of time subsequent to the opening of a new restaurant. There were no Max & Erma's restaurants opened during the first quarter of 1999. Exclusive of the two new restaurants, payroll and benefits, as a percentage of revenues, was 31.9% for the first quarter of 2000. Management does not expect any significant improvement to these costs during the remainder of 2000, as unemployment remains extremely low and the demand for restaurant workers remains high, both of which put upward pressure on wage rates.

         Other operating expenses, as a percentage of revenues, decreased slightly from 30.8% for the first quarter of 1999 to 30.6% for the first quarter of 2000. The decline was primarily a result of reduced advertising expense associated with coupon discounting. This reduction in advertising also offset slightly higher occupancy costs associated with the sale-leaseback transactions completed during the first quarter of 2000.

         Pre-opening expenses, as a percentage of revenues, increased from 0.1% for the first quarter of 1999 to 0.5% for the first quarter of 2000. The increase was a result of the increase in the number of restaurant openings planned for fiscal 2000. Pre-opening expenses are generally incurred for up to six months prior to the opening of a restaurant. At the start of fiscal 1999 the Company adopted AICPA Statement of Position 98-5, "Reporting the Costs of Start-Up Activity", which requires that pre-opening expenses be expensed as incurred rather than capitalized.


ADMINISTRATIVE EXPENSES
-----------------------

         Administrative expenses, as a percentage of revenues, declined from 7.6% for the first quarter of 1999 to 7.5% for the first quarter of 2000. Administrative expenses increased 15% in dollars from the first quarter of 1999 to the first quarter of 2000 due to raises for corporate personnel and additional personnel to support the accelerated growth in Company-owned restaurants and franchising. Management expects that administrative expenses, as a percentage of revenues, will continue to decline gradually throughout 2000.


INTEREST EXPENSE
----------------

         Interest expense increased 61% from the first quarter of 1999 to the first quarter of 2000 due to increased borrowings under the Company's revolving credit line to repurchase common stock and fund development of additional restaurants and due to an increase in interest rates. At February 14, 1999 the interest rate under the Company's revolving credit line was 8.0% as compared to 9.0% at February 20, 2000. The Company capitalized $110,000 of construction period interest during the first quarter of 2000 as compared to $38,000 during the first quarter of 1999.

         During the first quarter of 2000 the Company completed two sale-leaseback transactions. The net proceeds of $12.85 million were used to pay off a $5.2 million mortgage loan, which bore interest at 8.32% and reduce the outstanding balance under the Company's revolving credit line by approximately $7.65 million. The reduction in interest expense as a result of the sale-leaseback transactions should be approximately $1.1 million annually. However, additional borrowings to repurchase common stock and fund new restaurants will offset some portion of the anticipated interest reduction.

INCOME TAXES AND EXTRAORDINARY LOSS
-----------------------------------

         The Company's effective tax rate remained relatively stable at 30.2% and 29.6% for the first quarters of 2000 and 1999, respectively. During the first quarter of 2000 the Company repaid a $5.2 million mortgage. As a result, the Company recognized an extraordinary charge of $45,000 ($0.02 per diluted share) net of approximately $30,000 of income tax savings related to the write-off of unamortized loan fees. During the first quarter of 1999 the Company redeemed $8,842,000 of convertible debentures. As a result, the Company recognized an extraordinary charge of $400,000 ($.11 per share) net of approximately $186,000 of income tax savings related to the write-off of unamortized debt issuance costs.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's working capital ratio increased from .4 to 1 at October 31, 1999 to .5 to 1 at February 20, 2000. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first quarter of 2000, the Company expended approximately $7,672,000 for property additions, and $25,080,000 to reduce long-term obligations and $1,648,000 to repurchase approximately 210,000 shares of its common stock. Funds for such expenditures were provided primarily by $19,468,000 from proceeds of long-term obligations, $12,869,000 from the sale of restaurant real estate and $2,706,000 from operations. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

         At February 20, 2000, the Company was committed to the opening of six Max & Erma's restaurants during the remainder of 2000 and eight Max & Erma's restaurants during fiscal 2001. At February 20, 2000 ten sites were under contract to purchase or lease, three of which were under construction. Three additional sites had been approved and were in some stage of negotiations.

         Funding for new restaurants is expected to be provided by cash flow from operations, the sale-leaseback of real estate, equipment leasing and the Company's revolving credit line. At February 20, 2000, the Company had approximately $17.3 million available under its $40.0 million revolving credit line, and approximately $28.6 million available under a sale-leaseback commitment for 13 properties and approximately $3.0 million available under equipment lease commitments.

         On December 14, 1999 the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. Funding for the share repurchase program is expected to be provided by cash flow from operations and the Company's revolving credit line.

YEAR 2000
---------

         During 1999, the Company successfully upgraded its computer system and software to be Year 2000 compliant. During 1998 and 1999 the Company expended approximately $145,000 in upgrades to computer hardware and software at both the corporate office and restaurant level to become Year 2000 compliant. The Company experienced no material problems with its systems or third party vendors related to the Year 2000.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
--------------------------------------------------
LITIGATION REFORM ACT OF 1995
-----------------------------

         This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding further losses associated with Ironwood Cafe (paragraph 3), the opening of new restaurants (paragraph 4 and 16), expectations regarding payroll and benefits (paragraph 7), anticipated declines in administrative expenses (paragraph 10), the realization of interest savings (paragraph 12) and future sources of capital (paragraph 17).

         Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the Company's ability to open or franchise new restaurants as planned, changes in competition in markets where the Company operates restaurants, the availability of restaurant workers, the Company's ability to control administrative expenses, changes in interest rates, changes in cash flows from operations, the availability of real estate for purchase or lease, and other risks, uncertainties and factors described in the Company's most recent Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements.


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


                                         MAX & ERMA'S RESTAURANTS, INC.
                                         -----------------------------------
                                                   Registrant



                                                /s/Todd B. Barnum
                                         -----------------------------------
                                                   Todd. B. Barnum
                                                   Chairman of the Board
                                                   (Chief Executive Officer)



                                                /s/William C. Niegsch, Jr.
                                         ------------------------------------
                                                   William C. Niegsch, Jr.
                                                   Executive Vice President &
                                                   Chief Financial Officer




   March 17, 2000
---------------------
        Date




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