Form 10-Q
period 2000-05-14
MAX & ERMAS RESTAURANTS INC
filed 2000-06-21
CIK 706471

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)



For Quarter Ended      May 14, 2000          Commission file number      0-11514
                       ------------                                      -------


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

                                           YES      X           NO
                                                  ----                 ----

As of the close of the period covered by this report, the registrant had outstanding 2,496,924 common shares.

         PART I - FINANCIAL INFORMATION / ITEM 1 - FINANCIAL STATEMENTS MAX & ERMA'S RESTAURANTS, INC. - CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                 May 14,       October 31,
                        ASSETS                                    2000            1999
                        ------                                 -----------     -----------
Current Assets:
Cash                                                           $ 1,890,203     $ 1,318,944
Inventories                                                        931,666         929,364
Other Current Assets                                             2,355,849       1,584,886
                                                               -----------     -----------
Total Current Assets                                             5,177,718       3,833,194

Property - At Cost:                                             69,299,797      73,328,050
Less Accumulated Depreciation and Amortization                  24,464,050      26,486,963
                                                               -----------     -----------
Property - Net                                                  44,835,747      46,841,087

Other Assets                                                     4,452,459       4,222,425
                                                               -----------     -----------
Total                                                          $54,465,924     $54,896,706
                                                               ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
Current Maturities of Long-Term Obligations                    $   180,327     $   736,475
Accounts Payable                                                 3,928,163       5,402,415
Accrued Payroll and Related Taxes                                2,158,462       1,163,867
Accrued Liabilities                                              2,763,459       2,801,834
                                                               -----------     -----------
Total Current Liabilities                                        9,030,411      10,104,591

Long-Term Obligations - Less Current Maturities                 35,605,785      33,913,675

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
Authorized 10,000,000 Shares,
Issued and Outstanding 2,496,924 Shares
   At 5/14/00 and 2,746,737 Shares at 10/31/99                     249,692         274,674
Retained Earnings                                                9,580,036      10,603,766
                                                               -----------     -----------
Total Stockholders' Equity                                       9,829,728      10,878,440
                                                               -----------     -----------
Total                                                          $54,465,924     $54,896,706
                                                               ===========     ===========

(See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  Twelve Weeks Ended               Twenty-eight Weeks Ended
                                                                  -------------------              ------------------------
                                                                May 14,           May 9,            May 14,         May 9,
                                                                 2000              1999              2000            1999
                                                              -----------       -----------       -----------     -----------
REVENUES:                                                     $28,450,793       $24,027,295       $64,609,514     $55,176,784

COSTS AND EXPENSES:
Costs of Goods Sold                                             7,157,303         6,159,396        16,166,228      14,322,269
Payroll and Benefits                                            9,185,113         7,581,153        20,837,589      17,493,236
Other Operating Expenses                                        8,569,993         7,161,655        19,649,375      16,762,036
Pre-Opening Expenses                                              140,527            52,929           318,614          87,001
Loss on Disposition of Assets                                                       700,000                           700,000
Administrative Expenses                                         2,210,221         1,955,952         4,927,854       4,313,635
                                                              -----------       -----------       -----------     -----------
Total Operating Expenses                                       27,263,157        23,611,085        61,899,660      53,678,177
                                                              -----------       -----------       -----------     -----------
Operating Income                                                1,187,636           416,210         2,709,854       1,498,607
Interest Expense                                                  482,640           328,300         1,177,885         759,007
Minority Interest in Income
  of Affiliated Partnerships                                       30,229            25,850            68,733          44,274
                                                              -----------       -----------       -----------     -----------

INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM & CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                               674,767            62,060         1,463,236         695,326
INCOME TAXES                                                      200,000            10,000           438,000         197,000
                                                              -----------       -----------       -----------     -----------
INCOME BEFORE EXTRAORDINARY ITEM &
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                            474,767            52,060         1,025,236         498,326
EXTRAORDINARY LOSS (net of income tax
  benefit of $30,000 and $186,000, respectively)                                                      (45,000)       (400,000)
CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE
  IN ACCOUNTING PRINCIPLE FOR PRE-OPENING
  EXPENSES (net of income tax benefit of $101,000)                                                                   (239,000)
                                                              -----------       -----------       -----------     -----------
NET INCOME (LOSS)                                             $   474,767       $    52,060       $   980,236     $  (140,674)
                                                              ===========       ===========       ===========     ===========

BASIC EARNINGS (LOSS) PER SHARE:
   Income Before Extraordinary Item and
      Cumulative Effect of Change in Accounting Principle     $      0.19       $      0.01       $      0.40     $      0.14
   Extraordinary Loss                                                                                   (0.02)          (0.11)
   Cumulative Effect on Prior Years of Change in
      Accounting Principle                                                                                              (0.07)
                                                              -----------       -----------       -----------     -----------
   Net Income (Loss)                                          $      0.19       $      0.01       $      0.38     $     (0.04)
                                                              ===========       ===========       ===========     ===========

(See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                   (continued)

                                                                   Twelve Weeks Ended               Twenty-eight Weeks Ended
                                                                   ------------------               ------------------------
                                                                May 14,            May 9,             May 14,       May 9,
                                                                 2000               1999               2000          1999
                                                              ----------         ----------         ----------    ----------
DILUTED EARNINGS (LOSS) PER SHARE:
   Income Before Extraordinary Item and Cumulative Effect
   of Change In Accounting Principle                          $     0.18         $     0.01         $     0.39    $     0.14
   Extraordinary Loss                                                                                    (0.02)        (0.11)
   Cumulative Effect of Change in Accounting Principle                                                                 (0.07)
                                                              ----------         ----------         ----------    ----------
   Net Income (Loss)                                          $     0.18         $     0.01         $     0.37    $    (0.04)
                                                              ==========         ==========         ==========    ==========


SHARES OUTSTANDING:
   Basic                                                       2,518,391          3,552,416          2,592,394     3,625,033
                                                              ==========         ==========         ==========    ==========
   Diluted                                                     2,645,097          3,564,079          2,674,132     3,679,106
                                                              ==========         ==========         ==========    ==========

(See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Twenty-Eight Weeks Ended
                                                                     ------------------------
                                                                   May 14, 2000      May 9, 1999
                                                                   ------------      ------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income (loss)                                                  $    980,230      $   (140,674)
Depreciation and amortization                                         2,783,144         2,568,392
Loss on Disposition of Assets                                           105,415           700,000
Extraordinary loss                                                       45,000           400,000
Cumulative Effect of Change in Accounting Principle                                       239,000
Minority interest in income of Affiliated Partnerships                   68,733            44,274
Changes in other assets and liabilities                                (555,863)         (378,755)
                                                                   ------------      ------------
Net cash provided by operating activities                             3,426,659         3,432,237
                                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                  (13,324,200)       (6,708,954)
Proceeds from sale of assets                                         12,889,123
Decrease in other assets                                               (246,001)         (192,341)
                                                                   ------------      ------------
Net cash (used) by investing activities                                (681,078)       (6,901,295)
                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                      (33,450,350)      (23,366,483)
Proceeds from long-term obligations                                  33,610,754        29,732,939
Proceeds from sale of stock                                              89,376            24,150
Purchase of common stock                                             (2,251,620)       (3,592,525)
Debt issue costs                                                        (95,476)          (25,000)
Distributions to minority interests in Affiliated Partnerships          (77,006)          (38,503)
                                                                   ------------      ------------
Net cash provided by financing activities                             2,174,322         2,734,578
                                                                   ------------      ------------

NET INCREASE (DECREASE) IN
  CASH AND EQUIVALENTS                                                  571,259          (734,480)
CASH AND EQUIVALENTS AT
  BEGINNING OF PERIOD                                                 1,318,944         2,151,323
                                                                   ------------      ------------

CASH AND EQUIVALENTS AT END OF PERIOD                              $  1,890,203      $  1,416,843
                                                                   ============      ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                         $  1,216,879      $    805,141
  Income taxes                                                     $  1,076,270      $    295,155
Non-cash activities:
  Property additions financed by accounts payable                  $    956,869      $  1,073,621
  Deferred gain from sales of assets                               $    978,343

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES
--------

         Revenues for the second quarter of 2000 rose $4,424,000 or 18% from the second quarter of 1999. The increase was a result of i) the opening of four Max & Erma's restaurants during the second half of 1999, ii) the opening of three Max & Erma's restaurants during the first half of 2000 and iii) an increase of $956,000 or 4.2% in same-store sales for restaurants opened at least 18 months.

         Year-to-date revenues increased $9,433,000 or 17% from 1999 to 2000. The increase was a result of the opening of Max & Erma's restaurants discussed above and a year-to-date increase of $2,104,000 or 4.0% in same-store sales.

         The same-store sales increases for the quarter and year-to-date periods are a result of i) more favorable weather during the first quarter of 2000, ii) price increases of approximately 2.0 to 2.5 percent over last year and iii) increased customer counts. The increase in customer counts of approximately 1.0% can, in part, be attributed to a shift in the Company's advertising expenditures away from mass media and discounting and toward local store, relationship-based marketing, which is more aligned with the Company's operational approach. Same-store sales have been positive for four consecutive quarters.

         During the first quarter of 2000 the Company closed the remaining two Ironwood Cafe restaurants. Sales at Ironwood Cafe for both the quarter and year-to-date periods of 1999 and 2000 were essentially even and represented less than 1% of total revenues for the periods.

         The Company expects to open four to five additional Max & Erma's restaurants during the remainder of 2000 and eight restaurants during 2001. Three restaurants were under construction at the end of the second quarter. Seven additional sites were either owned, leased or under contract to purchase at the end of the quarter. Additionally, the Company was negotiating for the lease or purchase of four sites as of the end of the quarter.

         One franchised restaurant opened during the first quarter of 2000 on the Ohio Turnpike in northwestern Ohio. During the second quarter of 2000 the Company signed a franchise agreement for four restaurants in the St. Louis, Missouri market, the first of which should open during the first quarter of 2001.


COSTS AND EXPENSES
------------------

         Cost of goods sold, as a percentage of revenues, declined from 25.6% for the second quarter of 1999 to 25.2% for the second quarter of 2000. Year-to-date cost of goods sold, as a percentage of revenues, decreased from 26.0% for 1999 to 25.0% for 2000. The declines for both the quarter and year-to-date periods were a result of menu price increases of 2.0 to 2.5 percent plus lower produce, dairy and chicken prices, which offset higher beef prices. Other inventory costs remained relatively stable.

         Payroll and benefits, as a percentage of revenues, increased from 31.6% for the second quarter of 1999 to 32.3% for the second quarter of 2000. Year-to-date payroll and benefits, as a percentage of revenues, increased from 31.7% for 1999 to 32.2% for 2000. The increases were a result of opening three new Max & Erma's restaurants during 2000 as compared to none during the first half of 1999. Payroll and benefits is typically high for a period of time subsequent to opening a new restaurant. Exclusive of new restaurants, payroll and benefits, as a percentage of revenues, was 31.9% for the first half of 2000. Despite the fact that payroll and benefits, as a percentage of revenues, declines as a new restaurant matures, management does not expect any significant improvement to these costs during the remainder of 2000 due to five restaurant openings planned for the second half of 2000 and continued high wage rates resulting from high demand for restaurant workers and low unemployment levels.

         Other operating expenses, as a percentage of revenues, increased from 29.8% for the second quarter of 1999 to 30.1% for the second quarter of 2000. Year-to-date other operating expenses, as a percentage of revenues, remained steady at 30.4% for both 1999 and 2000. Generally, a decline in advertising expense resulting from reduced coupon discounting was offset by higher occupancy costs associated with the sale-leaseback transactions completed during the first quarter of 2000 and costs associated with the introduction of new uniforms and a new menu.

         Pre-opening expenses, as a percentage of revenues, increased from 0.2% in 1999 to 0.5% in 2000 for both the second quarter and year-to-date periods. The increase was a result of the increase in the number of restaurant openings planned for fiscal 2000. Pre-opening expenses are generally incurred for up to six months prior to the opening of a restaurant. At the start of fiscal 1999 the Company adopted AICPA Statement of Position 98-5, "Reporting the Costs of Start-Up Activity", which requires that pre-opening expenses be expensed as incurred rather than capitalized.


ADMINISTRATIVE EXPENSES
-----------------------

         Administrative expenses, as a percentage of revenues, declined from 8.1% for the second quarter of 1999 to 7.8% for the second quarter of 2000. Year-to-date administrative expenses, as a percentage of revenues, decreased from 7.8% for 1999 to 7.6% for 2000. The declines were due to the fact that revenue growth exceeded the growth of administrative expenses. Management expects this trend will continue gradually through 2000 and into 2001. In dollar terms, administrative expenses increased 13% and 14% for the quarter and year-to-date periods, respectively. The increases were due to raises for corporate personnel and additional personnel to support the accelerated growth in Company-owned restaurants and franchising.


INTEREST EXPENSE
----------------

         Interest expense increased 47% from the second quarter of 1999 to the second quarter of 2000. Year-to-date interest expense increased 55% from 1999 to 2000. The increases were due to increased borrowings under the Company's revolving credit line to repurchase common stock and fund development of additional restaurants and due to an increase in interest rates. At May 14, 2000, the interest under the Company's revolving credit line was 9.5% as compared to 8% at May 9, 1999. The Company capitalized $272,000 construction period interest during the first half of 2000 as compared to $103,000 during the first half of 1999.

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


INCOME TAXES AND EXTRAORDINARY LOSS
-----------------------------------

         The Company's effective tax rate increased slightly from 28.3% to 29.9% for the first 28 weeks of 2000 and 1999, respectively, due to the fact that on a percentage basis, certain tax credits have a lesser impact on higher levels of pre-tax income. During 2000 the Company repaid a $5.2 million mortgage. As a result, the Company recognized an extraordinary charge of $45,000 ($0.02 per diluted share) net of approximately $30,000 of income tax savings related to the write-off of unamortized loan fees. During 1999 the Company redeemed $8,842,000 of convertible debentures. As a result, the Company recognized an extraordinary charge of $400,000 ($.11 per share) net of approximately $186,000 of income tax savings related to the write-off of unamortized debt issuance costs.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's working capital ratio increased from .4 to 1 at October 31, 1999 to .6 to 1 at May 14, 2000. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first 28 weeks of 2000, the Company expended approximately $13,324,000 for property additions, $33,450,000 to reduce long-term obligations and $2,252,000 to repurchase approximately 281,000 shares of its common stock and increased cash by $571,000. Funds for such expenditures were provided primarily by $33,611,000 from proceeds of long-term obligations, $12,889,000 from the sale of restaurant real estate and $3,427,000 from operations. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

         At May 14, 2000, the Company was committed to the opening of four to five Max & Erma's restaurants during the remainder of 2000 and eight Max & Erma's restaurants during fiscal

2001. At May 14, 2000 ten sites were either owned or under contract to purchase or lease, three of which were under construction. Four additional sites had been approved and were in some stage of negotiations.

         Funding for new restaurants is expected to be provided by cash flow from operations, the sale-leaseback of real estate, equipment leasing and the Company's revolving credit line. At May 14, 2000, the Company had approximately $11.5 million available under its $40.0 million revolving credit line, and approximately $28.6 million available under a sale-leaseback commitment for 13 properties and approximately $2.3 million available under equipment lease commitments.

         On December 14, 1999 the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock, 300,000 of which are still available for repurchase. Funding for the share repurchase program is expected to be provided by cash flow from operations and the Company's revolving credit line.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

         This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding the opening of new restaurants (paragraph 5 and 17), the opening of franchised restaurants (paragraph 6), expectations regarding payroll and benefits (paragraph 8), anticipated declines in administrative expenses (paragraph 11), the realization of interest savings (paragraph 13), and future sources of capital (paragraph 18 and 19).

         Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the Company's ability to open or franchise new restaurants as planned, changes in competition in markets where the Company operates restaurants, the Company's ability to control administrative expenses, changes in interest rates, changes in cash flows from operations, the availability of real estate for purchase or lease, and other risks, uncertainties and factors described in the Company's most recent Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

PART II

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on April 12, 2000 for the purpose of electing three Class II directors for three-year terms expiring in 2003 and ratifying Deloitte & Touche LLP as the Company's independent auditors for the 2000 fiscal year.

         Each nominee to the Company's Board of Directors was elected by the following vote:

                                                      Votes For        Votes Withheld
                                                      ---------        --------------
Roger D. Blackwell                                    2,363,381           25,920
William C. Niegsch, Jr                                2,386,391            2,910
Robert A. Rothman                                     2,385,456            3,845


         Additionally, Deloitte & Touche LLP was ratified as the Company's independent auditors for the 2000 fiscal year by a vote of 2,385,392 shares for, 1,194 against, and 2,715 shares abstained.


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The exhibits listed in the accompanying index to exhibits on page 13 are filed as part of this report.

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




         June 21, 2000
     ---------------------
             Date

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