Form 10-Q
period 2000-08-06
MAX & ERMAS RESTAURANTS INC
filed 2000-09-11
CIK 706471

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)



For Quarter Ended     August 6, 2000           Commission file number   0-11514
                  ------------------------                             ---------

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


As of the close of the period covered by this report, the registrant had outstanding 2,473,760 common shares.

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                         MAX & ERMA'S RESTAURANTS, INC.
                      CONDENSED BALANCE SHEETS (UNAUDITED)

                                                           August 6,      October 31,
                                           ASSETS            2000             1999
                                           ------         -----------     -----------
Current Assets:
Cash                                                      $ 2,125,323     $ 1,318,944
Inventories                                                   990,816         929,364
Other Current Assets                                        2,491,257       1,584,886
                                                          -----------     -----------
Total Current Assets                                        5,607,396       3,833,194

Property - At Cost:                                        74,253,729      73,328,050
Less Accumulated Depreciation and Amortization             25,458,985      26,486,963
                                                          -----------     -----------
Property - Net                                             48,794,744      46,841,087

Other Assets                                                4,534,199       4,222,425
                                                          -----------     -----------
Total                                                     $58,936,339     $54,896,706
                                                          ===========     ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------
Current Liabilities:
Current Maturities of Long-Term Obligations               $   186,883     $   736,475
Accounts Payable                                            4,962,041       5,402,415
Accrued Payroll and Related Taxes                           2,209,458       1,163,867
Accrued Liabilities                                         2,660,456       2,801,834
                                                          -----------     -----------
Total Current Liabilities                                  10,018,838      10,104,591

Long-Term Obligations - Less Current Maturities            38,812,938      33,913,675

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
Authorized 10,000,000 Shares,
Issued and Outstanding 2,473,760 Shares
   At 8/6/00 and 2,746,737 Shares at 10/31/99                 247,376         274,674
Retained Earnings                                           9,857,187      10,603,766
                                                          -----------     -----------
Total Stockholders' Equity                                 10,104,563      10,878,440
                                                          -----------     -----------
Total                                                     $58,936,339     $54,896,706
                                                          ===========     ===========

       (See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  Twelve Weeks Ended                  Forty Weeks Ended
                                                                  -------------------                 -----------------
                                                               August 6,         August 1,         August 6,       August 1,
                                                                 2000              1999              2000             1999
                                                              -----------       -----------       -----------     -----------
REVENUES:                                                     $29,805,442       $25,021,143       $94,414,956     $80,197,927

COSTS AND EXPENSES:
Costs of Goods Sold                                             7,463,462         6,394,550        23,629,690      20,716,819
Payroll and Benefits                                            9,725,618         8,008,679        30,563,207      25,501,915
Other Operating Expenses                                        8,892,083         7,278,722        28,541,458      24,040,758
Pre-Opening Expenses                                              188,594           194,863           507,208         281,864
Loss on Disposition of Assets                                                                                         700,000
Administrative Expenses                                         2,241,454         1,983,753         7,169,308       6,297,388
                                                              -----------       -----------       -----------     -----------
Total Operating Expenses                                       28,511,211        23,860,567        90,410,871      77,538,744
                                                              -----------       -----------       -----------     -----------
Operating Income                                                1,294,231         1,160,576         4,004,085       2,659,183
Interest Expense                                                  532,482           363,857         1,710,367       1,122,864
Minority Interest in Income
  of Affiliated Partnerships                                       24,007            24,967            92,740          69,241
                                                              -----------       -----------       -----------     -----------

INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM & CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                               737,742           771,752         2,200,978       1,467,078
INCOME TAXES                                                      217,000           203,000           655,000         400,000
                                                              -----------       -----------       -----------     -----------
INCOME BEFORE EXTRAORDINARY ITEM &
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                            520,742           568,752         1,545,978       1,067,078
EXTRAORDINARY LOSS (net of income tax
  benefit of $30,000 and $186,000, respectively)                                                      (45,000)       (400,000)
CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE
  IN ACCOUNTING PRINCIPLE FOR PRE-OPENING
  EXPENSES (net of income tax benefit of $101,000)                                                                   (239,000)
                                                              -----------       -----------       -----------     -----------
NET INCOME                                                    $   520,742       $   568,752       $ 1,500,978     $   428,078
                                                              ===========       ===========       ===========     ===========

BASIC EARNINGS PER SHARE:
   Income Before Extraordinary Item and
      Cumulative Effect of Change in Accounting Principle     $      0.21       $      0.18       $      0.61     $      0.31
   Extraordinary Loss                                                                                   (0.02)          (0.12)
   Cumulative Effect on Prior Years of Change in
      Accounting Principle                                                                                              (0.07)
                                                              -----------       -----------       -----------     -----------
   Net Income                                                 $      0.21       $      0.18       $      0.59     $      0.12
                                                              ===========       ===========       ===========     ===========

       (See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                   (continued)

                                                                  Twelve Weeks Ended              Forty Weeks Ended
                                                                  ------------------              -----------------
                                                               August 6,       August 1,       August 6,       August 1,
                                                                 2000            1999            2000            1999
                                                              ----------      ----------      ----------      ----------
DILUTED EARNINGS PER SHARE:
   Income Before Extraordinary Item and Cumulative Effect
      of Change In Accounting Principle                       $     0.20      $     0.18      $     0.59      $     0.30
   Extraordinary Loss                                                                              (0.02)          (0.11)
   Cumulative Effect of Change in Accounting Principle                                                             (0.07)
                                                              ----------      ----------      ----------      ----------
   Net Income                                                 $     0.20      $     0.18      $     0.57      $     0.12
                                                              ==========      ==========      ==========      ==========


SHARES OUTSTANDING:
   Basic                                                       2,481,128       3,097,557       2,559,014       3,466,790
                                                              ==========      ==========      ==========      ==========
   Diluted                                                     2,611,228       3,156,027       2,655,261       3,522,183
                                                              ==========      ==========      ==========      ==========

(See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Forty Weeks Ended
                                                                         -----------------
                                                                   August 6, 2000    August 1, 1999
                                                                   --------------    --------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                         $  1,500,978      $    428,078
Depreciation and amortization                                         4,314,561         3,695,819
Loss on Disposition of Assets                                           138,277           700,000
Extraordinary loss                                                       45,000           400,000
Cumulative Effect of Change in Accounting Principle                                       239,000
Minority interest in income of Affiliated Partnerships                   92,740            69,241
Changes in other assets and liabilities                              (1,126,644)       (1,116,941)
                                                                   ------------      ------------
Net cash provided by operating activities                             4,964,912         4,415,197
                                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                  (17,362,471)      (10,131,069)
Proceeds from sale of assets                                         12,893,993            15,201
Decrease in other assets                                               (359,715)         (232,949)
                                                                   ------------      ------------
Net cash (used) by investing activities                              (4,828,193)      (10,348,817)
                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                      (42,514,282)      (34,117,367)
Proceeds from long-term obligations                                  45,873,463        43,343,443
Proceeds from bank note payable                                                         3,500,000
Proceeds from sale of stock                                             127,818            24,150
Purchase of common stock                                             (2,625,605)       (7,732,921)
Debt issue costs                                                        (95,476)         (125,000)
Distributions to minority interests in Affiliated Partnerships          (96,258)          (57,754)
                                                                   ------------      ------------
Net cash provided by financing activities                               669,660         4,834,551
                                                                   ------------      ------------

NET INCREASE (DECREASE) IN
  CASH AND EQUIVALENTS                                                  806,379        (1,099,069)
CASH AND EQUIVALENTS AT
  BEGINNING OF PERIOD                                                 1,318,944         2,151,323
                                                                   ------------      ------------

CASH AND EQUIVALENTS AT END OF PERIOD                              $  2,125,323      $  1,052,254
                                                                   ============      ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                         $  1,793,287      $  1,160,574
  Income taxes                                                     $  1,140,305      $    754,246
Non-cash activities:
  Property additions financed by accounts payable                  $  2,080,438      $  1,401,694
  Deferred gain from sales of assets                               $    978,344

          (See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Presentation
         ------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation have been included.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES
--------

         Revenues for the third quarter of 2000 rose $4,784,000 or 19% from the third quarter of 1999. The increase was a result of i) the opening of four Max & Erma's restaurants during the second half of 1999, ii) the opening of five Max & Erma's restaurants during the first three quarters of 2000, and iii) an increase of $904,000 or 3.7% in same-store sales for restaurants opened at least 18 months.

         Year-to-date revenues increased $14,217,000 or 18% from 1999 to 2000. The increase was a result of the restaurant openings discussed above and a year-to-date increase of $3,120,000 or 4.2% in same-store sales.

         The same-store sales increases for the quarter and year-to-date periods are a result of an approximately 5% increase in the guest check average. This increase was offset by a very slight decline in same-store customer counts, due to reduced couponing and discounting. The increase in check average was a result of menu price increases of approximately 2.0 to 2.5 percent over last year and a higher guest check average at newer restaurants. In addition to the higher guest check average, the nine restaurants opened since the start of 1999 are generating average weekly sales of $50,700 as compared to $43,200 per week for the 47 restaurants opened prior to 1999.

         The Company expects to open two additional Max & Erma's restaurants during the fourth quarter of 2000 and eight restaurants during 2001. Five restaurants were under construction at the end of the third quarter. Two additional sites were owned and awaiting building permits, and one site was under contract to purchase at the end of the third quarter. Additionally, the Company was negotiating for the lease or purchase of four sites.

         One franchised restaurant opened during the first quarter of 2000 on the Ohio Turnpike in northwestern Ohio. During the second quarter of 2000 the Company signed a franchise agreement for four restaurants in the St. Louis, Missouri market, the first of which should open during the fourth quarter of 2000.

         During the first quarter of 2000 the Company closed the remaining two Ironwood Cafe restaurants. Ironwood Cafe had no material impact on revenues during any of the periods reported.


COSTS AND EXPENSES
------------------

         Cost of goods sold, as a percentage of revenues, decreased from 25.5% for the third quarter of 1999 to 25.0% for the third quarter of 2000. Year-to-date cost of goods sold, as a percentage of revenues, decreased from 25.8% for 1999 to 25.0% for 2000. The declines for both the quarter and year-to-date periods were primarily the result of menu price increases of 2.0 to 2.5 percent. Lower produce, dairy and poultry prices generally offset higher beef and pork prices. Other inventory costs have remained relatively stable.

         Payroll and benefits, as a percentage of revenues, increased from 32.0% for the third quarter of 1999 to 32.6% for the third quarter of 2000. Year-to-date payroll and benefits, as a percentage of revenues, increased from 31.8% for 1999 to 32.4%. The increase is a result of the opening of five Max & Erma's restaurants through the third quarter of 2000 as compared to only one opening during the first three quarters of 1999. Payroll and benefits are typically high for a period of time subsequent to the opening of a restaurant and then decline as the restaurant's staff gains experience. The accelerated rate of new restaurant openings plus the continued high wage rates resulting from high demand for restaurant workers and low unemployment levels will continue to put upward pressure on payroll and benefits expense.

         Other operating expenses, as a percentage of revenues, increased from 29.1% for the third quarter of 1999 to 29.9% for the third quarter of 2000. Year-to-date other operating expenses, as a percentage of revenues, increased from 30.0% for 1999 to 30.2% for 2000. Generally, a decline in advertising expense resulting from reduced coupon discounting was offset by higher occupancy costs associated with the sale-leaseback transactions completed during the first quarter of 2000 and higher cleaning, uniform and menu costs.

         Pre-opening expenses, as a percentage of revenues, decreased from 0.8% for the third quarter of 1999 to 0.6% for the third quarter of 2000. Year-to-date pre-opening expenses, as a percentage of revenues, increased from 0.4% in 1999 to 0.5% in 2000 due to the opening of more restaurants during 2000. The decline for the third quarter occurred because of the timing of restaurant openings in 2000. At the start of fiscal 1999 the Company adopted AICPA Statement of Position 98-5, "Reporting the Cost of Start-Up Activity", which requires that pre-opening expenses be expensed as incurred rather than capitalized.


ADMINISTRATIVE EXPENSES
-----------------------

         Administrative expenses, as a percentage of revenues, declined from 7.9% for both the third quarter and year-to-date periods of 1999 to 7.5% for the third quarter of 2000 and 7.6% for year-to-date 2000. The declines were due to the fact that revenue growth exceeded the growth of administrative expenses. Management expects that this trend will continue through 2001. In dollar terms, administrative expenses increased 13% and 14% for the quarter and year-to-date periods, respectively. The increases were due to raises for corporate personnel and additional personnel to support the accelerated growth in Company-owned restaurants and franchising.


INTEREST EXPENSE
----------------

         Interest expense increased 46% from the third quarter of 1999 to the third quarter of 2000. Year-to-date interest expense increased 52% from 1999 to 2000. The increases were due to increased borrowings under the Company's revolving credit line to repurchase common stock and fund development of additional restaurants and due to an increase in interest rates. At August 6, 2000, the interest rate under the Company's revolving credit line was 9.75% as compared to 8.75% at August 1, 1999. The Company capitalized $466,000 and $212,000 in construction period interest during the first 40 weeks of 2000 and 1999, respectively.

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

         During the fourth quarter of 2000 the Company expects to complete a sale-leaseback transaction involving three recently opened restaurants. The Company expects to receive net proceeds of approximately $7.0 million, which will be used to reduce borrowings under the Company's revolving credit line. The reduction in interest expense as a result of the sale-leaseback transaction should be approximately $665,000 annually.


INCOME TAXES AND EXTRAORDINARY LOSS
-----------------------------------

         The Company's effective tax rate increased from 27.3% to 29.8% for the first 40 weeks of 2000 and 1999, respectively, due to the fact that on a percentage basis, certain tax credits have a lesser impact on higher levels of pre-tax income. During 2000 the Company repaid a $5.2 million mortgage. As a result, the Company recognized an extraordinary charge of $45,000 ($0.02 per diluted share) net of approximately $30,000 of income tax savings related to the write-off of unamortized loan fees. During 1999 the Company redeemed $8,842,000 of convertible debentures. As a result, the Company recognized an extraordinary charge of $400,000 ($.11 per share) net of approximately $186,000 of income tax savings related to the write-off of unamortized debt issuance costs.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's working capital ratio increased from .4 to 1 at October 31, 1999 to .6 to 1 at August 6, 2000. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first 40 weeks of 2000, the Company expended approximately $17,362,000 for property additions, $42,514,000 to reduce long-term obligations and $2,626,000 to repurchase approximately 320,000 shares of its common stock and increased cash by $806,000. Funds for such expenditures were provided primarily by $45,873,000 from proceeds of long-term obligations,

$12,894,000 from the sale of restaurant real estate and $4,965,000 from operations. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

         At August 6, 2000, the Company was committed to the opening of two Max & Erma's restaurants during the remainder of 2000 and eight Max & Erma's restaurants during fiscal 2001. At August 6, 2000, eight sites were either owned or under contract to purchase or lease, five of which were under construction. Four additional sites had been approved and were in some stage of negotiations.

         Funding for new restaurants is expected to be provided by cash flow from operations, the sale-leaseback of real estate, equipment leasing and the Company's revolving credit line. At August 6, 2000, the Company had approximately $8.2 million available under its $40.0 million revolving credit line, and approximately $28.6 million available under a sale-leaseback commitment for 13 properties and approximately $1.5 million available under equipment lease commitments.

         On December 14, 1999 the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock, 268,000 of which are still available for repurchase. Funding for the share repurchase program is expected to be provided by cash flow from operations and the Company's revolving credit line.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

         This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding the opening of new restaurants (paragraph 4 and 18), the opening of franchised restaurants (paragraph 5), expectations regarding payroll and benefits (paragraph 8), anticipated declines in administrative expenses (paragraph 11), the realization of interest savings (paragraph 13 and 14), expected completion and proceeds of a sale-leaseback transaction and future sources of capital (paragraph 19 and 20).

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


         September 11, 2000
         ------------------
                Date

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