Form 10-K
period 2000-10-29
MAX & ERMAS RESTAURANTS INC
filed 2001-01-24
CIK 706471

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended October 29, 2000
                         Commission File Number: 0-11514

                         Max & Erma's Restaurants, Inc.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    No. 31-1041397
 --------------------------------                       ---------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

 4849 Evanswood Drive Columbus, Ohio                            43229
 --------------------------------------                         ------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code   (614) 431-5800
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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value has been computed by reference to the closing bid price of such stock, as of December 31, 2000.


     Total shares outstanding                             2,415,314

     Number of shares owned beneficially                  1,837,818
      and/or of record by directors and officers(1)

     Number of shares held by persons                     1,021,496
      other than directors or officers

     Closing bid price                                        $8.75

     Market value of shares held by                      $8,938,090
      persons other than directors or officers


  (1) For purposes of this computation all officers and directors are included, although not all are necessarily "affiliates." Includes options to purchase 444,000 shares of common stock, all of which are presently exercisable.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                             2,415,314 Common Shares
                      were outstanding at December 31, 2000


                       DOCUMENTS INCORPORATED BY REFERENCE


1.       Annual Report to Shareholders for the Fiscal Year Ended October 29,
         2000 (in pertinent parts, as indicated).....Parts II and IV.

2.       Proxy Statement for 2001 Annual Meeting of Shareholders (in pertinent parts, as indicated).....Part III.

                                     PART I

Item 1. BUSINESS
----------------

         Max & Erma's Restaurants, Inc. (the "Company"), directly and through an affiliated partnership, owns, operates and franchises (five) a chain of sixty-four Max & Erma's restaurants at December 31, 2000. The Company is a Delaware corporation organized in 1982, as the successor to a restaurant business founded in 1971. The Company has registered the phrase "Max & Erma's - Neighborhood Gathering Place" and its associated logo as a service mark with the United States Patent and Trademark Office.

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

     Max & Erma's restaurants are open for both lunch and dinner seven days a week. Hours of operation are generally 11:00 a.m. to midnight. During fiscal 2000, the average check was approximately $9.37 at lunch and $10.23 at dinner. The lunch and dinner meal periods accounted for approximately 38.4% and 61.6% of net sales, respectively. Alcoholic beverages constituted approximately 11.1% of net sales in fiscal 2000.

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

         Max & Erma's restaurants have always been known for gourmet hamburgers and specialty sandwiches; however, one part of the Company's focus on the customer is an evolving menu that changes to meet consumer tastes. The Company believes its menu should be fun as well as innovative, and reviews and revises the menu twice each year, and in addition offers seasonal menu inserts at various times of the year. By periodically modifying its menu through the introduction of a broad range of appealing new menu items the Company has achieved a more diversified sales mix.

         The Company makes extensive use of consumer focus groups to conduct marketing research. Management incorporates the findings of this market research in its advertising, menu development, employee training, and building design and decor. According to customers, the major point of difference between the Company and its competitors is that Max & Erma's restaurants are perceived as being more of a "fun place," an image the Company tries to foster in its advertising. The Company spent approximately 2.0% of sales on advertising in 2000. It primarily uses special events and localized store marketing designed to increase customer awareness and repeat business and to a lesser extent billboards, direct mail and radio.

         The Company owns fifty-eight of the Max & Erma's restaurants currently in operation. One is owned by a separate affiliated partnership. In addition to the specified percentage interest in the profits and losses of the affiliated partnership, the Company is paid an annual fee equal to 6% of gross revenues for managing the Max & Erma's restaurant owned by the partnership. The management contract provides for monthly payments to the Company for an initial term of two years and renewal terms aggregating 20 additional years upon the mutual agreement of the parties.

         During 1998 two separate franchised Max & Erma's restaurants opened in the Columbus, Ohio airport and in the Cleveland, Ohio airport. Three additional franchised restaurants opened in fiscal 2000, two on the Ohio Turnpike and one in St. Louis, Missouri. Terms of the agreements generally call for an initial franchise fee plus a monthly royalty of 4 or 5% of sales. The Ohio Turnpike location is similar in design to a typical Max & Erma's except it does not sell alcoholic beverages. In late 2000 an additional franchise agreement was signed for the development of four restaurants in Milwaukee and Green Bay, Wisconsin over a five-year period. The St. Louis franchise agreement requires the opening of three additional restaurants by mid-2005.

         During 1998 the Company initiated a test of a second restaurant concept, Ironwood Cafe. The first Ironwood Cafe did not achieve a profitable sales level and was closed during the second quarter of 1999. Two additional Ironwood Cafes opened during 1999 in Cleveland and Cincinnati, Ohio, also did not achieve profitable sales levels and were closed during the first quarter of fiscal 2000.

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

Employees
---------

         At October 29, 2000, the Company had 4,562 employees, of which 1,170 were full-time restaurant employees, 3,113 were part-time restaurant employees, 74 were corporate staff personnel and 205 were restaurant managerial personnel. None of the Company's employees are represented by a labor union or a collective bargaining unit. The Company considers relations with its employees to be good.

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

         Restaurant operations are administered by a management staff headed by the Chief Operating Officer. A Regional Vice President of Operations reports to the Chief Operating Officer. Fourteen regional managers, each of whom supervises the operations of four to five restaurants, report to either the Chief Operating Officer or the Regional Vice President of Operations. Each restaurant has a general manager, who is responsible for training and supervising approximately 40 to 100 employees, and two or three assistant managers. Regional managers are responsible for hiring their general and assistant managers. General managers, with the assistance of the regional manager, are responsible for hiring restaurant employees. The Company seeks to hire experienced restaurant personnel who must complete a 14-week training program conducted by the Company before becoming an assistant manager. The Company has historically promoted from within to fill its regional and general manager positions.

         Both regional and general managers receive a base salary plus a bonus based upon performance against budget and average independent shopping service scores. General managers prepare quarterly budgets for their stores and regional managers prepare quarterly budgets for their regions. Bonuses are based on specific goals derived from these quarterly budgets. Both regional and general managers receive a cash bonus equal to one-half of the purchase price of the first 1,000 shares of the Company's common stock they purchase each quarter. Management believes that its bonus system and the ability to purchase common stock promote loyalty and highly motivate managers to meet Company goals.

         Management believes that the combination of the authority delegated to its regional and general managers, particularly with respect to hiring employees, together with its goal-specific bonus plans, results in a positive work environment and has contributed to relatively low management turnover.

Managing Partner Program
------------------------

         At the start of 1999 the Company introduced its Managing Partner Program on a test basis. Nine eligible general managers and the Company entered into five-year agreements in which the general manager places 1,000 shares of Max & Erma's common stock which he or she owns in escrow with the Company and agrees to manage their restaurant for a five year period. The shares of stock are forfeited if the general manager terminates their employment during the term of the agreement. In return the Company agrees to not relocate the general manager during the term of the agreement. During the term of the agreement the general manager's base salary is fixed. As additional compensation they receive 25% of the increase in profit before fixed expenses over a pre-established base profit (generally the average of profit before fixed expenses for the most recent three fiscal years). The Company believes the program encourages the general manager to both build sales and control margins, creates a sense of ownership, reduces management turnover and promotes a longer-term perspective. At the start of fiscal 2000 and 2001, the Company entered into nine and seven additional Managing Partner Agreements, respectively.

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

Future Expansion
----------------

         The Company intends to open eight additional Max & Erma's restaurants during fiscal 2001, three of which had opened by December 31, 2000. All but three of the existing Max & Erma's restaurants are located in suburban areas. Of the existing Company-owned Max & Erma's restaurants, 43 are freestanding and 16 are in-line shopping center/mall locations. The following table sets forth the location of each Company-owned existing Max & Erma's restaurant as of December 31, 2000 and the locations of restaurants currently under development and scheduled to open during fiscal 2001 or 2002:

                                         Max & Erma's
                                         ------------
                                Existing            Under Development
                                --------            -----------------
GEORGIA
     Atlanta                        2                      ---
ILLINOIS
     Chicago                        7                       1
INDIANA
     Indianapolis                   4                       1
KENTUCKY
     Lexington                      2                      ---
     Louisville                     2                      ---
MICHIGAN
     Ann Arbor                      1                      ---
     Detroit                        7                      ---
     Grand Rapids                   2                      ---
NORTH CAROLINA
     Charlotte                      1                       1
OHIO
     Akron                          1                      ---
     Cincinnati                     3                      ---
     Cleveland                      3                       1
     Columbus                      10                      ---
     Dayton                         3                      ---
     Toledo                         1                      ---
     Niles                          1                      ---
PENNSYLVANIA
     Pittsburgh                     7                       1
     Erie                           1                      ---
TENNESSEE
     Nashville                     ---                      1
VIRGINIA
     Norfolk                        1                      ---

     TOTAL                         59                       6



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

         In addition to the other information in this Report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results of operations for fiscal 2001 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

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

Item 2.  PROPERTIES
-------  ----------

         All but two of the Company's restaurants are occupied under leases expiring from 2001 to 2025, with renewal options for five to twenty additional years. Restaurant leases are generally collateralized by liens on leasehold improvements, equipment, furniture and fixtures. The Company leases its executive offices (24,000 square feet) and general warehouse and storage facilities (17,000 square feet) in Columbus, Ohio under an operating lease expiring in January 2009.

         The last 41 Max & Erma's restaurants are based on a standard prototype design. The prototype gives Max & Erma's restaurants a distinct identity and emphasizes an unpretentious neighborhood ambiance. The prototype design downplays the use of brass, Tiffany lamps and other design features common to many other casual dining restaurants. Max & Erma's restaurants established prior to the introduction of the prototype vary in design and appearance, but average 6,000 square feet and seat an average of 160 customers. Most of the older restaurants have been remodeled or redecorated to the prototype look. The freestanding prototype is approximately 6,800 square feet and seats 210 patrons for dining in addition to the bar area. A 30 to 40 seat seasonal patio area is optional. The prototype design is readily adaptable to a variety of sites including shopping center and mall locations.

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

         None.


PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------- -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

         The information contained under the captions "SELECTED QUARTERLY FINANCIAL DATA" and "SHAREHOLDER INFORMATION" is incorporated herein by reference to the inside back cover of the Company's Annual Report to Shareholders for the fiscal year ended October 29, 2000.

Item 6.  SELECTED FINANCIAL DATA
-------  -----------------------

     Information required under this Item is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 29, 2000, page 5.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------- -----------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

         Information required under this Item is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 29, 2000, pages 6 through 8.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------  ---------------------------------------------------------

         As of October 29, 2000, the Company's total long-term indebtedness (including current maturities) was approximately $28.5 million, which represents the balance due under the Company's revolving credit line and bears interest at variable rates. A one percentage point increase or decrease in interest rates could increase or decrease the Company's pre-tax income by approximately $285,000. Based upon quarter ending balances the average borrowings under the Company's revolving credit line during 2000 was $26.9 million. The high and low balance outstanding under the revolving credit line during 2000 was $36.2 million and $19.0 million, respectively. As required under the Company's revolving credit agreement the Company has entered into a $20,000,000 partial interest rate protection agreement. The agreement converts $20,000,000 of the Company's borrowings from variable rate to fixed rate beginning November 1, 2001, unless LIBOR exceeds 7.0%. If LIBOR exceeds 7.0% then the interest rate is increased by the excess. For a further description of the Company's indebtedness, see Item 8, Financial Statements and Supplementary Data - Notes 3 and 4 to the Consolidated Financial Statements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

     The balance sheets as of October 29, 2000 and October 31, 1999 and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 29, 2000, and the related notes to the financial statements together with the independent auditors' report thereon and the Selected Quarterly Financial Data are incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 29, 2000, pages 9 through 20 and the inside back cover.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------- ---------------------------------------------
        ON ACCOUNTING AND FINANCIAL DISCLOSURES
        ---------------------------------------

         None.

PART III

Items 10, 11, 12 and 13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
------------------------  ---------------------------------------
         REGISTRANT: EXECUTIVE COMPENSATION: SECURITY OWNERSHIP OF
         ---------------------------------------------------------
         CERTAIN BENEFICIAL OWNERS AND MANAGEMENT: AND CERTAIN
         -----------------------------------------------------
         RELATIONSHIPS AND RELATED TRANSACTIONS
         --------------------------------------

         Information required under these Items is incorporated herein by reference to the Company's Proxy Statement for 2001 Annual Meeting of Stockholders to be held on April 5, 2001, pursuant to Regulation 14A.



PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
-------- ------------------------------------------------------------
         8-K.
         ----

         (a)(1) and (2) and (d):  Financial Statements
                  The financial statements listed in the accompanying index to financial statements on page 12 are filed as part of this report.

         (a)(3) and (c):  Exhibits
                  The exhibits listed in the accompanying index to exhibits on pages 13 through 14 are filed as part of this report.

         (b): Reports on Form 8-K
                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 24, 2001             Max & Erma's Restaurants, Inc.

                                     By: */s/Todd B. Barnum
                                         -------------------
                                     Todd B. Barnum
                                     Chairman of the Board,
                                     Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature                            Title
---------                            -----

*/s/Todd B. Barnum                   Chairman of the Board, Chief Executive
-----------------------------        Officer and President, Director (Principal
    Todd B. Barnum                   Executive Officer)


*/s/Mark F. Emerson                  Chief Operating Officer, Director
-----------------------------
    Mark F. Emerson

*/s/William C. Niegsch, Jr.          Executive Vice President and Chief
-----------------------------        Financial Officer, Director,
    William C. Niegsch, Jr.          (Principal Financial Officer)


*/s/William E. Arthur                Director
-----------------------------
    William E. Arthur

*/s/Robert A. Rothman                Director
-----------------------------
    Robert A. Rothman

*/s/Roger D. Blackwell               Director
-----------------------------
    Roger D. Blackwell

*/s/Michael D. Murphy                Director
-----------------------------
    Michael D. Murphy

*/s/Thomas R. Green                  Director
-----------------------------
    Thomas R. Green

*By /s/William C. Niegsch, Jr.
-----------------------------
    William C. Niegsch, Jr.
    Attorney-in-Fact

                 MAX & ERMA'S RESTAURANTS, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                ITEMS 8, 14(a)(1)



                                                                REFERENCE PAGE
                                                                ANNUAL REPORT
                                                                TO SHAREHOLDERS
                                                                ---------------
The following items are required to be included in Items 8 and 14(a)(1) and are incorporated by reference from the attached Annual Report to Shareholders of Max & Erma's Restaurants, Inc. for the fiscal year ended October 29, 2000:

-Consolidated Balance Sheets as of
 October 29, 2000 and October 31, 1999                                  9 - 10
-For the years ended October 29, 2000,
 October 31, 1999 and October 25, 1998
   -Consolidated Statements of Income                                  11 - 12
   -Consolidated Statements of Stockholders' Equity                         13
   -Consolidated Statements of Cash Flows                                   14

-Notes to Consolidated Financial Statements                            15 - 19
-Independent Auditors' Report                                               20
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

                               REPORT ON FORM 10-K

                         MAX & ERMA'S RESTAURANTS, INC.

                                INDEX TO EXHIBITS



  Exhibit                              Description                                           Page No.
  -------                              -----------                                           --------
    No.
    ---
     2       Plan and Agreement of Reorganization, as amended October 15,      Reference is made to Exhibit 2 of
             1991.                                                             Report on Form 10-K filed January
                                                                               24, 1992.
   3(a)      Restated Certificate of Incorporation, as amended April 4, 1985.  Reference is made to Exhibit 4(c) of
                                                                               Report on Form 10-Q filed June 26,
                                                                               1985.
   3(b)      Restated By-Laws, as amended April 4, 1985.                       Reference is made to Exhibit 4(d) of
                                                                               Report on Form 10-Q filed June 26,
                                                                               1985.
   3(c)      Certificate of Amendment of Certificate of Incorporation          Reference is made to Exhibit 3(c) of
             September 22, 1986.                                               Report on Form 10-K filed January
                                                                               23, 1987.
   3(d)      Certificate of Amendment of Certificate of Incorporation May      Reference is made to Exhibit 3(d) of
             30, 1990.                                                         Report on form 10-K filed January
                                                                               25, 1991.
   3(e)      Audit Committee Charter

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


  10(j)*     Written description of split dollar life insurance program for    Reference is made to footnote 3 to
                                                                               officers. the Summary Compensation
                                                                               Table presented in the Company's Proxy
                                                                               Statement for the 2001 Annual Meeting
                                                                               of Shareholders, which is incorporated
                                                                               by Reference herein.
  10(k)*     Board of Directors' Resolution adopted November 2, 1987           Reference is made to Exhibit 10(dd)
             relating to split dollar life insurance program for officers.     of Report on Form 10-K filed January
                                                                               25, 1993.
  10(l)*     Board of Directors' Resolution adopted October 19, 1992           Reference is made to Exhibit 10(ee)
             relating to split dollar life insurance program for officers.     of Report on Form 10-K filed January
                                                                               25, 1993.
  10(m)*     Form of Severance Agreement in Event of Change In Control for     Reference is made to Exhibit 10(m)
             Senior Executive Officers.                                        of Report on Form 10-K filed January
                                                                               18, 2000.
  10(n)*     List of Senior Executive Officers with Severance Agreements in    Reference is made to Exhibit 10(n)
             the form of Exhibit 10(m).                                        of Report on Form 10-K filed January
                                                                               18, 2000.
  10(o)*     Form of Severance Agreement in Event of Change In Control for     Reference is made to Exhibit 10(o)
             Officers.                                                         of Report on Form 10-K filed January
                                                                               18, 2000.
  10(p)*     List of Officers with Severance Agreements in the form of
             Exhibit 10(o).
   10(q)     Third Amended and Restated Revolving Credit Agreement dated       Reference is made to Exhibit 10(q)
             January 7, 2000, between Max & Erma's Restaurants, Inc. and The   of Report on Form 10-K filed January
             Provident Bank.                                                   18, 2000.
    13       Portions of the Annual Report to Stockholders for the
             Fiscal Year ended October 29, 2000, incorporated herein
             by reference (except for those pages which are
             specifically incorporated by reference, the Company's
             Annual Report to stockholders is not to be deemed as
             filed as part of this report).
    23       Consents of Experts and Counsel.
    24       Power of Attorney.



*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of the Report on Form 10-K.