Form 10-Q
period 2001-02-18
MAX & ERMAS RESTAURANTS INC
filed 2001-03-29
CIK 706471

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)



For Quarter Ended  February 18, 2001          Commission file number  0-11514
                 ---------------------                              -----------


                         Max & Erma's Restaurants, Inc.
                ------------------------------------------------
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


As of the close of the period covered by this report, the registrant had outstanding 2,403,599 common shares.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                         MAX & ERMA'S RESTAURANTS, INC.
                      CONDENSED BALANCE SHEETS (UNAUDITED)

                                                       February 18,       October 29,
                           ASSETS                         2001               2000
                           ------                      ------------       -----------
Current Assets:
Cash                                                   $ 2,803,918        $ 2,761,842
Inventories                                                987,135            968,118
Other Current Assets                                     1,979,026          2,423,652
                                                       -----------        -----------
Total Current Assets                                     5,770,079          6,153,612

Property - At Cost:                                     71,944,155         68,257,432
Less Accumulated Depreciation and Amortization          25,886,245         24,653,550
                                                       -----------        -----------
Property - Net                                          46,057,910         43,653,550

Other Assets                                             5,890,876          5,394,191
                                                       -----------        -----------
Total                                                  $57,718,865        $55,201,353
                                                       ===========        ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current Liabilities:
Current Maturities of Long-Term Obligations            $ 3,400,417        $ 2,591,331
Accounts Payable                                         3,824,912          5,463,702
Accrued Payroll and Related Taxes                        2,123,313          2,226,319
Accrued Liabilities                                      3,391,964          3,275,966
                                                       -----------        -----------
Total Current Liabilities                               12,740,606         13,557,318

Long-Term Obligations - Less Current Maturities         36,242,466         33,474,483

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
Authorized 10,000,000 Shares,
Issued and Outstanding 2,403,599 Shares
   At 2/18/01 and 2,409,403 Shares at 10/29/00             240,359            240,940
Retained Earnings                                        8,495,434          7,928,612
                                                       -----------        -----------
Total Stockholders' Equity                               8,735,793          8,169,552
                                                       -----------        -----------
Total                                                  $57,718,865        $55,201,353
                                                       ===========        ===========

(See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                    Sixteen Weeks Ended
                                                              ---------------------------------
                                                              February 18,         February 20,
                                                                  2001                 2000
                                                              ------------         ------------
REVENUES:                                                     $ 42,979,261         $ 36,158,721

COSTS AND EXPENSES:
Costs of Goods Sold                                             10,828,992            9,008,925
Payroll and Benefits                                            13,878,423           11,652,476
Other Operating Expenses                                        13,249,276           11,079,382
Pre-Opening Expenses                                               206,292              178,087
Administrative Expenses                                          3,070,650            2,717,633
                                                              ------------         ------------
Total Operating Expenses                                        41,233,633           34,636,503
                                                              ------------         ------------
Operating Income                                                 1,745,628            1,522,218
Interest Expense                                                   857,148              695,245
Minority Interest in Income of Affiliated Partnerships              12,757               38,504
                                                              ------------         ------------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                               875,723              788,469
INCOME TAXES                                                       246,000              238,000
                                                              ------------         ------------
INCOME BEFORE EXTRAORDINARY ITEM                                   629,723              550,469
EXTRAORDINARY LOSS (net of income tax
   benefit of $30,000)                                                                  (45,000)
                                                              ------------         ------------
NET INCOME                                                    $    629,723         $    505,469
                                                              ============         ============

BASIC EARNINGS PER SHARE:
   Income Before Extraordinary Item                           $       0.26         $       0.21
   Extraordinary Loss                                                                     (0.02)
                                                              ------------         ------------
   Net Income                                                 $       0.26         $       0.19
                                                              ============         ============

DILUTED EARNINGS PER SHARE:
   Income Before Extraordinary Item                           $       0.25         $       0.21
   Extraordinary Loss                                                                     (0.02)
                                                              ------------         ------------
   Net Income                                                 $       0.25         $       0.19
                                                              ============         ============

SHARES OUTSTANDING:
   Basic                                                         2,412,994            2,647,897
                                                              ============         ============
   Diluted                                                       2,539,656            2,695,909
                                                              ============         ============


(See notes to financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Sixteen Weeks Ended
                                                                     ---------------------------------
                                                                     February 18,         February 20,
                                                                         2001                 2000
                                                                     ------------         ------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                           $    629,723         $    505,459
Depreciation and amortization                                           1,622,928            1,603,148
Extraordinary loss                                                                              45,000
Minority interest in income of Affiliated Partnerships                     12,758               38,503
Changes in other assets and liabilities                                   (55,706)             513,430
                                                                     ------------         ------------
Net cash provided by operating activities                               2,209,703            2,705,540
                                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                     (5,569,997)          (7,672,153)
Proceeds from sale of assets                                                3,947           12,868,671
Decrease (increase) in other assets                                        38,874             (131,404)
                                                                     ------------         ------------
Net cash provided (used) by investing activities                       (5,527,176)           5,065,114
                                                                     ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                        (14,808,080)         (25,079,983)
Proceeds from long-term obligations                                    18,285,799           19,467,522
Proceeds from sale of stock                                                20,813               27,098
Purchase of common stock                                                 (138,983)          (1,648,337)
Debt issue costs                                                                               (95,476)
Distributions to minority interests in Affiliated Partnership                                  (38,503)
                                                                     ------------         ------------
Net cash provided (used) by financing activities                        3,359,549           (7,367,679)
                                                                     ------------         ------------

NET INCREASE IN CASH AND EQUIVALENTS                                       42,076              402,975
CASH AND EQUIVALENTS AT
  BEGINNING OF PERIOD                                                   2,761,842            1,318,944
                                                                     ------------         ------------

CASH AND EQUIVALENTS AT END OF PERIOD                                $  2,803,918         $  1,721,919
                                                                     ============         ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                           $  1,465,116         $    575,470
  Income taxes                                                       $    956,788         $    571,661
Non-cash activities:
  Property additions financed by accounts payable                    $  1,016,534         $  1,332,402
  Deferred gain from sales of assets                                                      $    978,344

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

         The Company and its Affiliated Partnership each have a 52-53 week fiscal year, which ends on the last Sunday in October. Fiscal 2000 and 2001 each consist of 52 weeks and include one sixteen-week and three twelve-week quarters.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

REVENUES

         Revenues for the first quarter of 2001 rose $6,820,000 or 19% from the first quarter of 2000. The increase was a result of i) the opening of seven Max & Erma's restaurants during 2000, ii) the opening of three Max & Erma's restaurants during the first quarter of 2001 and, iii) an increase of $1,210,000 or 3.9% in same-store sales for restaurants opened at least 18 months. These factors offset the loss of sales from two under-performing Max & Erma's, which were closed during the fourth quarter of 2000 and the closing of the remaining two Ironwood Cafe restaurants during the first quarter of 2000.

         The same-store sales increase was a result of price increases of approximately 3.0% over last year, which in addition to a generally higher average guest check at newer restaurants resulted in a 5.9% increase in the average per person guest check. The increase in guest check average more than offset a 1% decline in customer counts. Management believes the decline in customer counts may be entirely due to reduced coupon discounting as coupon customers are included in customer count data. A reduction in couponing during the first quarter of fiscal 2001 would overstate the increase in guest check average relative to last year. The Company continues to shift its advertising expenditures away from mass media and discounting and toward local store, relationship-based marketing. Same-store sales have now been positive for seven consecutive quarters.

         The Company expects to open three to four additional Company-owned restaurants during the remainder of 2001. Two restaurants were under construction at the end of the first quarter with an additional four under lease or contract to purchase. The Company expects to open six to seven restaurants during 2002.

         The Company also expects increased franchise fees and royalties in 2001. At the end of fiscal 2000 five franchised restaurants were in operation. During the first quarter of 2001 the Company signed franchise agreements for four restaurants in the Milwaukee-Green Bay market and single locations at the Dayton, Ohio airport and Sandusky, Ohio. At least three additional franchised restaurants are expected to open during 2001. The Company has several other franchise agreements under negotiation.


COSTS AND EXPENSES

         Cost of goods sold, as a percentage of revenues, increased from 24.9% for the first quarter of 2000 to 25.2% for the first quarter of 2001. The increase was a result of higher ground beef, chicken and dairy prices and offset the effect of an approximate 3% menu price increase. Most other inventory costs remained relatively stable.

         Payroll and benefits, as a percentage of revenues, remained relatively constant at 32.3% for the first quarter of 2001 as compared to 32.2% for the first quarter of 2000. This occurred despite three restaurant openings during the first quarter of 2001 as compared to two openings in the first quarter of 2000. The current year's opening may have had less effect on payroll and benefits, as a percentage of revenues, because they opened early in the quarter and therefore had a period of time to become more efficient. Overall there has also been a leveling off of wage rates. This factor, in addition to higher sales at new restaurants and positive same-store sales at older restaurants has allowed payroll and benefits expense to stabilize.

         Other operating expenses, as a percentage of revenues, increased from 30.6% for the first quarter of 2000 to 30.8% for the first quarter of 2001. The increase was a result of increased utility costs and higher occupation costs, which offset reduced advertising and direct operating expenses.

         Pre-opening expenses, as a percentage of revenues, remained steady at .5% for both the first quarter of 2000 and 2001. Pre-opening costs are expensed as incurred. The percentage of revenues remained steady despite one extra opening during the first quarter of 2001 due to the higher revenue base in 2001.


ADMINISTRATIVE EXPENSES

         Administrative expenses, as a percentage of revenues, declined from 7.5% for the first quarter of 2000 to 7.1% for the first quarter of 2001. Administrative expenses increased 13% in dollars from the first quarter of 2000 to the first quarter of 2001 due to raises for corporate personnel and additional personnel to support the Company's growth and franchising. Management expects that administrative expenses, as a percentage of revenues, will continue to decline gradually throughout 2001.


INTEREST EXPENSE

         Interest expense increased 23% from the first quarter of 2000 to the first quarter of 2001 due to increased borrowings under the Company's revolving credit line to repurchase its common stock and fund development of additional restaurants and due to higher interest rates. At February 18, 2001 the interest rate under the Company's term note and revolving credit line was 10% and 9.25%, respectively, as compared to 9.0% at February 20, 2000. Total interest-bearing debt was $33.3 million at February 18, 2001 as compared to $24.2 million at February 20, 2000. The Company capitalized $138,000 and $110,000 of construction period interest during the first quarter of 2001 and 2000, respectively.


INCOME TAXES AND EXTRAORDINARY LOSS

         The Company's effective tax rate declined from 30.2% for the first quarter of 2000 to 28.1% for the first quarter of 2001 due to higher FICA tax on tips credit. During the first quarter of 2000 the Company repaid a $5.2 million mortgage. As a result, the Company recognized an extraordinary charge of $45,000 ($0.02 per diluted share) net of approximately $30,000 of income tax savings related to the write-off of unamortized loan fees.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital ratio remained to .5 to 1 at October 29, 2000 and February 18, 2001. Historically, the Company has been able to operate with a working capital deficiency because

1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first quarter of 2001, the Company expended approximately $5,570,000 for property additions, $14,808,000 to reduce long-term obligations and $139,000 to repurchase approximately 16,000 shares of its common stock. Funds for such expenditures were provided primarily by $18,286,000 from proceeds of long-term obligations and $2,210,000 from operations. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

         At February 18, 2001, the Company was committed to the opening of three to four Max & Erma's restaurants during the remainder of 2001 and six to seven Max & Erma's restaurants during fiscal 2002. At February 18, 2001 six sites were under contract to purchase or lease, two of which were under construction. Four additional sites had been approved and were in some stage of negotiations.

         Funding for new restaurants is expected to be provided by cash flow from operations, the sale-leaseback of real estate, equipment leasing and the Company's revolving credit line. At February 18, 2001, the Company had approximately $7.1 million available under its $40.0 million revolving credit line, approximately $22.0 million available under a sale-leaseback commitment for 10 properties and approximately $2.8 million available under equipment lease commitments.

         The Company extended the expiration date of an authorized repurchase of 500,000 shares of its common stock from October 31, 2000 to October 31, 2001. At February 18, 2001 approximately 150,000 shares remain available for repurchase under the authorization. Funds for the repurchase of common stock will be provided by cash from operations and the Company's revolving credit line.


SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

         This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding the opening of additional restaurants (paragraphs 3 and 14), increased franchise fees and royalties and the opening of franchised locations (paragraph
4), future declines in administrative expenses (paragraph 9), the source of funds for developing new restaurants (paragraph 15) and the repurchase of common stock (paragraph 16).

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




    March 29, 2001
----------------------
         Date

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