Form 10-K/A
period 2000-10-29
MAX & ERMAS RESTAURANTS INC
filed 2001-04-20
CIK 706471

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                               FORM 10-K/A No. 1



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



  (1) For purposes of this computation all officers and directors are included. Includes options to purchase 444,000 shares of common stock, all of which are presently exercisable.


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


     Max & Erma's restaurants are open for both lunch and dinner seven days a week. Hours of operation are generally 11:00 a.m. to midnight. During fiscal 2000, the average check was approximately $9.37 at lunch and $10.23 at dinner. The lunch and dinner meal periods accounted for approximately 38.4% and 61.6% of net sales, respectively. Alcoholic beverages constituted approximately 11.1% of net sales in fiscal 2000. Generally, the Company's business does not experience seasonal fluctuations of sales.


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


         The Company owns the business, exclusive of the real estate, for fifty-eight of the Max & Erma's restaurants currently in operation. The Company franchises five restaurants to unaffiliated franchisees. The business and real estate for one restaurant is owned by a separate affiliated partnership. In addition to a 56% interest in the profits and losses of the affiliated partnership, the Company is paid an annual fee equal to 6% of gross revenues for managing the Max & Erma's restaurant owned by the partnership. The management contract provides for monthly payments to the Company for an initial term of two years and renewal terms aggregating 20 additional years upon the mutual agreement of the parties. As general partner the Company is potentially liable for 100% of the partnership losses.


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


1. Dependence on Management - The Company's three senior management officials have over 70 years combined experience with the Company. The loss of one or more key executives could have an adverse effect on the Company.

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


         None.



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

         (b): Reports on Form 8-K
                  None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 20, 2001               Max & Erma's Restaurants, Inc.

                                     By: */s/Todd B. Barnum
                                         -------------------
                                     Todd B. Barnum
                                     Chairman of the Board,
                                     Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 20th day of April 2001.

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


*/s/Mark F. Emerson                  Chief Operating Officer, Director
-----------------------------
    Mark F. Emerson

*/s/William C. Niegsch, Jr.          Executive Vice President and Chief
-----------------------------        Financial Officer, Director,
    William C. Niegsch, Jr.          (Principal Financial and Accounting
                                     Officer)


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

                               REPORT ON FORM 10-K

                         MAX & ERMA'S RESTAURANTS, INC.

                                INDEX TO EXHIBITS




  Exhibit                              Description                                           Page No.
  -------                              -----------                                           --------
    No.
    ---
     2       Plan and Agreement of Reorganization, as amended October 15,      Reference is made to Exhibit 2 of
             1991.                                                             Report on Form 10-K filed January
                                                                               24, 1992.
   3(a)      Restated Certificate of Incorporation, as amended April 4, 1985.  Reference is made to Exhibit 4(c) of
                                                                               Report on Form 10-Q filed June 26,
                                                                               1985.
   3(b)      Restated By-Laws, as amended April 4, 1985.                       Reference is made to Exhibit 4(d) of
                                                                               Report on Form 10-Q filed June 26,
                                                                               1985.
   3(c)      Certificate of Amendment of Certificate of Incorporation          Reference is made to Exhibit 3(c) of
             September 22, 1986.                                               Report on Form 10-K filed January
                                                                               23, 1987.
   3(d)      Certificate of Amendment of Certificate of Incorporation May      Reference is made to Exhibit 3(d) of
             30, 1990.                                                         Report on form 10-K filed January
                                                                               25, 1991.
   3(e)      Audit Committee Charter                                           Reference is made to the Form 10-K
                                                                               filed January 24, 2001.
     4       Form of Common Stock Certificate.                                 Reference is made to Exhibit 4(a) of
                                                                               Registration Statement on Form S-1
                                                                               (Registration No. 2-85585).
   10(a)     Max & Erma's Ltd. Agreement of Limited Partnership, dated May     Reference is made to Exhibit 10(b)
             17, 1972.                                                         of Registration Statement on Form
                                                                               S-1 (Registration No. 2-85585).
   10(b)     First Amendment to Agreement of Limited Partnership of Max &      Reference is made to Exhibit 10(b)
             Erma's Ltd., dated September 9, 1974.                             of Registration Statement on Form
                                                                               S-1 (Registration No. 2-85585).
   10(c)     Letter Agreement between Nine Limited Leasing, Max & Erma's,      Reference is made to Exhibit 10(bb)
             Inc., and Max & Erma's Indianapolis, Ltd., dated April 24, 1977.  of Registration Statement on Form
                                                                               S-1 (Registration No. 2-85585).
   10(d)     Letter Agreement between Nine Limited Leasing, Max & Erma's,      Reference is made to Exhibit 10(dd)
             Inc., and Max & Erma's East, Ltd., dated May 27, 1977.            of Registration Statement on Form
                                                                               S-1 (Registration No. 2-85585).
   10(e)     Letter Agreement between Nine Limited Leasing, Max & Erma's,      Reference is made to Exhibit 10(ee)
             Inc., and Max & Erma's Dayton, Ltd., dated October 1, 1977.       of Registration Statement on Form
                                                                               S-1 (Registration No. 2-85585).
   10(f)     Letter Agreement between Nine Limited Leasing, Max & Erma's,      Reference is made to Exhibit 10(gg)
             Inc., and Max & Erma's North, Ltd., dated December 28, 1981.      of Registration Statement on Form
                                                                               S-1 (Registration No. 2-85585).
  10(g)*     1992 Stock Option Plan.                                           Reference is made to Exhibit 10(q)
                                                                               of Report on Form 10-K filed January
                                                                               25, 1993.
  10(h)*     1996 Stock Option Plan.                                           Reference is made to Exhibit 10(p)
                                                                               of Report on Form 10-K filed January
                                                                               1996.


  10(i)*     Indemnification Agreement (form) between Max & Erma's             Reference is made to Exhibit 10(y)
             Restaurants, Inc. and each of its directors dated as of June      of Report on Form 10-K filed January
             18, 1986.                                                         23, 1987.


  10(j)*     Written description of split dollar life insurance program for    Reference is made to footnote 3 to
                                                                               officers. the Summary Compensation
                                                                               Table presented in the Company's Proxy
                                                                               Statement for the 2001 Annual Meeting
                                                                               of Shareholders, which is incorporated
                                                                               by Reference herein.
  10(k)*     Board of Directors' Resolution adopted November 2, 1987           Reference is made to Exhibit 10(dd)
             relating to split dollar life insurance program for officers.     of Report on Form 10-K filed January
                                                                               25, 1993.
  10(l)*     Board of Directors' Resolution adopted October 19, 1992           Reference is made to Exhibit 10(ee)
             relating to split dollar life insurance program for officers.     of Report on Form 10-K filed January
                                                                               25, 1993.
  10(m)*     Form of Severance Agreement in Event of Change In Control for     Reference is made to Exhibit 10(m)
             Senior Executive Officers.                                        of Report on Form 10-K filed January
                                                                               18, 2000.
  10(n)*     List of Senior Executive Officers with Severance Agreements in    Reference is made to Exhibit 10(n)
             the form of Exhibit 10(m).                                        of Report on Form 10-K filed January
                                                                               18, 2000.
  10(o)*     Form of Severance Agreement in Event of Change In Control for     Reference is made to Exhibit 10(o)
             Officers.                                                         of Report on Form 10-K filed January
                                                                               18, 2000.
  10(p)*     List of Officers with Severance Agreements in the form of         Reference is made to the Form 10-K
             Exhibit 10(o).                                                    filed January 4, 2001.
   10(q)     Third Amended and Restated Revolving Credit Agreement dated       Reference is made to Exhibit 10(q)
             January 7, 2000, between Max & Erma's Restaurants, Inc. and The   of Report on Form 10-K filed January
             Provident Bank.                                                   18, 2000.
    13       Portions of the Annual Report to Stockholders for the
             Fiscal Year ended October 29, 2000, as revised, incorporated herein by reference (except for those pages which are
             specifically incorporated by reference, the Company's
             Annual Report to stockholders is not to be deemed as
             filed as part of this report).
    23       Consents of Experts and Counsel.
    24       Power of Attorney.                                                Reference is made to the Form 10-K
                                                                               filed January 24, 2001.



*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of the Report on Form 10-K.