Form 10-Q
period 2001-05-13
MAX & ERMAS RESTAURANTS INC
filed 2001-06-19
CIK 706471

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)



For Quarter Ended       May 13, 2001       Commission file number    0-11514
                  ------------------------                          ----------

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

                                            YES      X        NO
                                               -------------      -------------


As of the close of the period covered by this report, the registrant had outstanding 2,369,899 common shares, $0.10 par value.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                         MAX & ERMA'S RESTAURANTS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                               May 13,      October 29,
                         ASSETS                                                 2001            2000
                         ------                                                 ----            ----
Current Assets:
Cash                                                                         $ 2,334,410   $ 2,761,842
Inventories                                                                      999,839       968,118
Other Current Assets                                                           2,131,085     2,423,652
                                                                             -----------   -----------
Total Current Assets                                                           5,465,334     6,153,612

Property - At Cost:                                                           71,180,966    68,257,432
Less Accumulated Depreciation and Amortization                                26,635,458    24,653,550
                                                                             -----------   -----------
Property - Net                                                                44,545,508    43,653,550

Other Assets                                                                   5,825,066     5,394,191
                                                                             -----------   -----------
Total                                                                        $55,835,908   $55,201,353
                                                                             ===========   ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current Liabilities:
Current Maturities of Long-Term Obligations                                  $ 3,401,896   $ 2,591,331
Accounts Payable                                                               3,297,313     5,463,702
Accrued Payroll and Related Taxes                                              2,200,670     2,226,319
Accrued Liabilities                                                            2,996,399     3,275,966
                                                                             -----------   -----------
Total Current Liabilities                                                     11,896,278    13,557,318

Long-Term Obligations - Less Current Maturities                               34,875,382    33,474,483

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
Authorized 5,000,000 Shares at 5/13/01,
    10,000,000 shares at 10/29/00
Issued and Outstanding 2,369,899 Shares
   At 5/13/01 and 2,409,403 Shares at 10/29/00                                   236,989       240,940
Retained Earnings                                                              8,827,259     7,928,612
                                                                             -----------   -----------
Total Stockholders' Equity                                                     9,064,248     8,169,552
                                                                             -----------   -----------
Total                                                                        $55,835,908   $55,201,353
                                                                             ===========   ===========


       (See notes to condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                              Twelve Weeks Ended         Twenty-eight Weeks Ended
                                              ------------------         ------------------------
                                           May 13,          May 14,        May 13,        May 14,
                                            2001             2000           2001           2000
                                            ----             ----           ----           ----
REVENUES:                               $ 32,645,933    $ 28,450,793   $ 75,625,194   $ 64,609,514

COSTS AND EXPENSES:
Costs of Goods Sold                        8,244,907       7,157,303     19,073,899     16,166,228
Payroll and Benefits                      10,451,838       9,185,113     24,330,261     20,837,589
Other Operating Expenses                   9,937,729       8,569,993     23,187,005     19,649,375
Pre-Opening Expenses                          86,708         140,527        293,000        318,614
Administrative Expenses                    2,419,603       2,210,221      5,490,253      4,927,854
                                        ------------    ------------   ------------   ------------
Total Operating Expenses                  31,140,785      27,263,157     72,374,418     61,899,660
                                        ------------    ------------   ------------   ------------
Operating Income                           1,505,148       1,187,636      3,250,776      2,709,854
Interest Expense                             616,334         482,640      1,473,482      1,177,885
Minority Interest in Income
  of Affiliated Partnerships                  13,927          30,229         26,684         68,733
                                        ------------    ------------   ------------   ------------

INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                        874,887         674,767      1,750,610      1,463,236
INCOME TAXES                                 230,000         200,000        476,000        438,000
                                        ------------    ------------   ------------   ------------
INCOME BEFORE EXTRAORDINARY ITEM             644,887         474,767      1,274,610      1,025,236
EXTRAORDINARY LOSS (net of income tax
  benefit of $30,000)                                                                      (45,000)
                                        ------------    ------------   ------------   ------------
NET INCOME                              $    644,887    $    474,767   $  1,274,610   $    980,236
                                        ============    ============   ============   ============

BASIC EARNINGS  PER SHARE:
   Income Before Extraordinary Item     $       0.27    $       0.19   $       0.53   $       0.40
   Extraordinary Loss                                                                        (0.02)
                                        ------------    ------------   ------------   ------------
   Net Income                           $       0.27    $       0.19   $       0.53   $       0.38
                                        ============    ============   ============   ============

DILUTED EARNINGS  PER SHARE:
   Income Before Extraordinary Item     $       0.26    $       0.18   $       0.50   $       0.39
   Extraordinary Loss                                                                        (0.02)
                                        ------------    ------------   ------------   ------------
   Net Income                           $       0.26    $       0.18   $       0.50   $       0.37
                                        ============    ============   ============   ============

SHARES OUTSTANDING:
   Basic                                   2,382,132       2,518,391      2,399,768      2,592,394
                                        ============    ============   ============   ============
   Diluted                                 2,521,347       2,645,097      2,531,809      2,674,132
                                        ============    ============   ============   ============

       (See notes to condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   Twenty-eight Weeks Ended
                                                                   ------------------------
                                                                    May 13,          May 14,
                                                                      2001            2000
                                                                      ----            ----
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                      $  1,274,610    $    980,230
Depreciation and amortization                                      3,063,255       2,783,144
Loss on Disposition of Assets                                        133,983         105,415
Extraordinary Loss                                                                    45,000
Minority interest in income of Affiliated Partnerships                26,684          68,733
Changes in other assets and liabilities                             (728,040)       (555,863)
                                                                ------------    ------------
Net cash provided by operating activities                          3,770,492       3,426,659
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                (8,524,173)    (13,324,200)
Proceeds from sale of assets                                       2,509,297      12,889,123
Decrease (increase) in other assets                                  109,111        (246,001)
                                                                ------------    ------------
Net cash used by investing activities                             (5,905,765)       (681,078)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                   (27,052,120)    (33,450,350)
Proceeds from long-term obligations                               29,194,543      33,610,754
Proceeds from sale of stock                                           56,562          89,376
Purchase of common stock                                            (491,144)     (2,251,620)
Debt issue costs                                                                     (95,476)
Distributions to minority interests in Affiliated Partnership                        (77,006)
                                                                ------------    ------------
Net cash provided by financing activities                          1,707,841       2,174,322
                                                                ------------    ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                     (427,432)        571,259
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                        2,761,842       1,318,944
                                                                ------------    ------------

CASH AND EQUIVALENTS AT END OF PERIOD                           $  2,334,410    $  1,890,203
                                                                ============    ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                      $  2,180,981    $  1,216,879
  Income taxes                                                  $    228,019    $  1,076,270
Non-cash activities:
  Property additions financed by accounts payable               $    337,176    $    956,869
  Deferred gain from sales of assets                                            $    978,343

       (See notes to condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation have been included.

         The Company and its Affiliated Partnership each have a 52-53 week fiscal year, which ends on the last Sunday in October. Fiscal 2000 and 2001 each consist of 52 weeks and include one sixteen-week and three twelve-week quarters.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL  CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------------------

REVENUES
--------

         Revenues for the second quarter of 2001 increased $4,195,000 or 15% from the second quarter of 2000. The increase was a result of i) the opening of four Max & Erma's restaurants during the second half of 2000, ii) the opening of four Max & Erma's restaurants during the first half of 2001 and, iii) an increase of $540,000 or 2.2% in same-store sales for restaurants opened at least 18 months. These factors offset the loss of sales from two under-performing Max & Erma's that were closed during the fourth quarter of 2000.

         Year-to-date revenues increased $11,015,000 or 17% from 2000 to 2001. The increase was a result of i) the opening of seven Max & Erma's restaurants during 2000, ii) the opening of four Max & Erma's restaurants during the first half of 2001 and iii) a year-to-date increase of $1,741,000 or 3.2% in same-store sales. These factors offset the closing of the two Max & Erma's restaurants discussed above and the closing of the remaining two Ironwood Cafe restaurants during the first quarter of 2000.

         The same-store sales increases were a result of price increases of approximately 3.0% over last year, which in addition to a generally higher average guest check at newer restaurants, resulted in a year-to-date 6% increase in the average per person guest check. The increase in guest check average more than offset a year-to-date 2% decline in customer counts. Management believes the decline in customer counts may be entirely due to reduced coupon discounting as coupon customers are included in customer count data. A reduction in couponing in 2001 would overstate the increase in guest check average relative to last year. Same-store sales have now been positive for eight consecutive quarters as the Company continues to shift its advertising expenditures away from mass media and discounting and toward local store relationship-based marketing.

         The Company expects to open one additional Company-owned restaurant during the remainder of 2001. One restaurant was under construction at the end of the second quarter with an additional four sites under lease or contract to purchase. The Company expects to open six to seven restaurants during 2002.

         The Company also expects increased franchise fees and royalties in 2001. At the end of fiscal 2000 five franchised restaurants were in operation. Through the first half of 2001 franchised restaurants have opened in the Dayton, Ohio Airport and Sandusky, Ohio. Franchise agreements have been signed for four restaurants in the Milwaukee-Green Bay market and for one restaurant to be located in hotels in each of Columbus, Ohio and Wilmington, Ohio. At the end of the second quarter one franchised restaurant was under construction in Green Bay, Wisconsin. The Company expects that restaurant and the restaurants in Columbus and Wilmington, Ohio will open during the second half of 2001.


COSTS AND EXPENSES
------------------

         Cost of goods sold, as a percentage of revenues, increased slightly from 25.2% for the second quarter of 2000 to 25.3% for the second quarter of 2001. Year-to-date cost of goods sold, as a percentage of revenues, increased from 25.0% for 2000 to 25.2% for 2001. The slight increases were a result of higher ground beef, chicken and dairy prices in 2001 and offset the effect of an approximate 3% menu price increase. Most other inventory costs remained relatively stable.

         Payroll and benefits, as a percentage of revenues, declined slightly from 32.3% for the second quarter of 2000 to 32.0% for the second quarter of 2001. Year-to-date payroll and benefits, as a percentage of revenues, remained constant at 32.2% for both 2000 and 2001. This occurred because of a general leveling off of wage rates. Additionally, higher sales at new restaurants and positive same-store sales at older restaurants has helped stabilize payroll and benefits, as a percentage of revenues.

         Other operating expenses, as a percentage of revenues, increased from 30.1% for the second quarter of 2000 to 30.4% for the second quarter of 2001. Year-to-date other operating expenses, as a percentage of revenues, increased from 30.4% for 2000 to 30.7% for 2001. The increases for both quarters and year-to-date periods were almost entirely due to higher utility costs, particularly natural gas.

         Pre-opening expenses, as a percentage of revenues, decreased from 0.5% for the second quarter of 2000 to 0.3% for the second quarter of 2001. Year-to-date pre-opening expenses, as a percentage of revenues, decreased from 0.5% for 2000 to 0.4% for 2001. The decreases occurred because three of the four restaurants opened in fiscal 2000 opened at the start of the year and their related pre-opening expenses were primarily incurred and expensed during the fourth quarter of 2000. Pre-opening expenses are generally incurred and expensed for up to six months prior to the opening of a restaurant.

ADMINISTRATIVE EXPENSES
-----------------------

         Administrative expenses, as a percentage of revenues, declined from 7.8% for the second quarter of 2000 to 7.4% for the second quarter of 2001. Year-to-date administrative expenses, as a percentage of revenues, decreased from 7.6% for 2000 to 7.3% for 2001. The declines were due to the fact that revenue growth exceeded the growth of administrative expenses. In dollar terms administrative expenses increased 9% and 11% for the quarter and year-to-date periods, respectively. The increases were due to raises for corporate personnel, additional personnel to support the Company's growth and franchise growth, and due to increased performance-based bonuses resulting from improved operating results.

INTEREST EXPENSE
----------------

         Interest expense increased 28% and 25%, respectively, from the second quarter and year-to-date periods of 2000 to 2001. The increase was due to borrowings under the Company's revolving credit line to repurchase its common stock and fund development of additional restaurants and due to higher interest rates. At May 13, 2001 the interest rate under the Company's term note and revolving credit line was 9.75% and 8.25%, respectively, as compared to 9.5% at May 14, 2000 (revolving credit line only). The interest rate for the revolving credit line primarily declined just prior to the end of the second quarter of 2001, as a result of reductions in the prime interest rates. Total interest-bearing debt was $30.8 million at May 13, 2001 as compared to $29.9 million at May 14, 2000. The Company capitalized $214,000 and $272,000 of construction period interest during the first 28 weeks of 2001 and 2000, respectively.

INCOME TAXES AND EXTRAORDINARY LOSS
-----------------------------------

         The Company's effective tax rate declined from 29.9% for the first 28 weeks of 2000 to 27.2% for the first 28 weeks of 2001 due to higher FICA tax on tips credit. During the first quarter of 2000 the Company repaid a $5.2 million mortgage. As a result, the Company recognized an extraordinary charge of $45,000 ($0.02 per diluted share) net of approximately $30,000 of income tax savings related to the write-off of unamortized loan fees.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's working capital ratio remained at .5 to 1 at October 29, 2000 and May 13, 2001. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first 28 weeks of 2001, the Company expended approximately $8,524,000 for property additions, $27,052,000 to reduce long-term obligations and $491,000 to repurchase approximately 54,000 shares of its common stock. Funds for such expenditures were provided primarily by $29,195,000 from proceeds of long-term obligations, $2,509,000 from proceeds of sales of assets, $3,770,000 from operations and $427,000 from cash on hand. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

         The Company intends to open one additional Max & Erma's restaurant during the remainder of 2001 and six to seven restaurants during 2002. At May 13, 2001, the Company was contractually committed to the lease or purchase of four sites. In addition, one restaurant was under construction at May 13, 2001 and is expected to open during the fourth quarter of 2001. Six additional sites had been approved and were in some stage of negotiations.

         The estimated cost to complete the restaurant under construction and the four restaurants that the Company is contractually committed to is approximately $10.0 million. Funding for new restaurants is expected to be provided by cash flow from operations, the sale-leaseback of real estate, equipment leasing and the Company's revolving credit line. At May 13, 2001, the Company had approximately $7.6 million available under its $40.0 million revolving credit line, approximately $20.0 million available under a sale-leaseback commitment for 9 properties and approximately $2.3 million available under equipment lease commitments.

         The Company extended the expiration date of an authorized repurchase of 500,000 shares of its common stock from October 31, 2000 to October 31, 2001. At May 13, 2001, approximately 110,000 shares remain available for repurchase under the authorization. Funds for the repurchase of common stock will be provided by cash from operations and the Company's revolving credit line.

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
----------------------------------------

         This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding the expected openings of new Company-owned restaurants (paragraphs 4 and 15), the expected increases in franchise fees and royalties (paragraph 5), the expected openings of franchised restaurants (paragraph 5), the estimated costs to complete the construction of new restaurants (paragraph 16) and the source and availability of funds for the completion of new restaurants (paragraph 16).

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         The Company's primary market risk results from fluctuations in interest rates. The Company is exposed to interest rate risk through borrowings under its revolving credit agreement, which permits borrowings up to $40 million. To minimize the effect of interest rate fluctuations, the Company has entered into an interest rate swap arrangement. Under this agreement, the Company pays a fixed rate of interest on a portion of the outstanding balance.


PART II - OTHER INFORMATION

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         The Company held its Annual Meeting of Stockholders on April 5, 2001 for the purpose of electing three Class III directors for three-year terms expiring in 2004, amending the Company's Certificate of Incorporation to reduce the number of authorized shares of common stock from 10,000,000 to 5,000,000 and ratifying Deloitte & Touche LLP as the Company's independent auditors for the 2001 fiscal year.

         Each nominee to the Company's Board of Directors was elected by the following vote:

                                 Votes for             Votes Withheld
                                 ---------             --------------
William E. Arthur                2,223,724                 1,640
Todd B. Barnum                   2,223,807                 1,557
Thomas R. Green                  2,223,944                 1,420

         The amendment to the Company's Certificate of Incorporation was adopted by a vote of 2,216,624 shares for, 4,539 shares against and 4,201 shares abstained. Additionally, Deloitte & Touche LLP was ratified as the Company's independent auditors for the 2001 fiscal year by a vote of 2,221,910 shares for, 900 against, and 2,554 shares abstained.

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


                                   MAX & ERMA'S RESTAURANTS, INC.
                                   ------------------------------
                                                     Registrant



                                                     Todd B. Barnum
                                   -------------------------------------------
                                                     Todd. B. Barnum
                                                     Chairman of the Board
                                                     (Chief Executive Officer)



                                                     William C. Niegsch, Jr.
                                   -------------------------------------------
                                                     William C. Niegsch, Jr.
                                                     Executive Vice President &
                                                     Chief Financial Officer




         June 19, 2001
----------------------------------
             Date

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