Form 10-Q
period 2001-08-05
MAX & ERMAS RESTAURANTS INC
filed 2001-09-06
CIK 706471

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)



For Quarter Ended       August 5, 2001       Commission file number    0-11514
                  ------------------------                          ------------

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


As of August 5, 2001, the registrant had outstanding 2,363,379 common shares, $0.10 par value.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                         MAX & ERMA'S RESTAURANTS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                  August 5,       October 29,
                                      ASSETS                                        2001             2000
                                      ------                                     -----------      -----------

Current Assets:
Cash                                                                             $ 2,334,124      $ 2,761,842
Inventories                                                                        1,017,069          968,118
Other Current Assets                                                               1,942,902        2,423,652
                                                                                 -----------      -----------
Total Current Assets                                                               5,294,095        6,153,612

Property - At Cost:                                                               72,572,664       68,257,432
Less Accumulated Depreciation and Amortization                                    27,351,396       24,653,550
                                                                                 -----------      -----------
Property - Net                                                                    45,221,268       43,653,550

Other Assets                                                                       6,148,005        5,394,191
                                                                                 -----------      -----------
Total                                                                            $56,663,368      $55,201,353
                                                                                 ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
Current Maturities of Long-Term Obligations                                      $ 3,382,283      $ 2,591,331
Accounts Payable                                                                   3,299,036        5,463,702
Accrued Payroll and Related Taxes                                                  2,160,818        2,226,319
Accrued Liabilities                                                                2,813,663        3,275,966
                                                                                 -----------      -----------
Total Current Liabilities                                                         11,655,800       13,557,318

Long-Term Obligations - Less Current Maturities                                   36,253,512       33,474,483

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
Authorized 5,000,000 Shares at 8/5/01,
    10,000,000 shares at 10/29/00
Issued and Outstanding 2,363,379 Shares
   at 8/5/01 and 2,409,403 Shares at 10/29/00                                        236,338          240,940
Retained Earnings                                                                  8,517,718        7,928,612
                                                                                 -----------      -----------
Total Stockholders' Equity                                                         8,754,056        8,169,552
                                                                                 -----------      -----------
Total                                                                            $56,663,368      $55,201,353
                                                                                 ===========      ===========

  (See notes to interim unaudited condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                  Twelve Weeks Ended                 Forty Weeks Ended
                                           -------------------------------      ------------------------------
                                             August 5,         August 6,          August 5,        August 6,
                                               2001               2000              2001              2000
                                           ------------       ------------      ------------      ------------

REVENUES:                                  $ 33,055,576       $ 29,805,442      $108,680,770      $ 94,414,956

COSTS AND EXPENSES:
Costs of Goods Sold                           8,443,374          7,463,462        27,517,273        23,629,690
Payroll and Benefits                         10,676,257          9,725,618        35,006,518        30,563,207
Other Operating Expenses                     10,001,985          8,892,083        33,188,990        28,541,458
Pre-Opening Expenses                             82,447            188,594           375,447           507,208
Administrative Expenses                       2,404,917          2,241,454         7,895,170         7,169,308
                                           ------------       ------------      ------------      ------------
Total Operating Expenses                     31,608,980         28,511,211       103,983,398        90,410,871
                                           ------------       ------------      ------------      ------------
Operating Income                              1,446,596          1,294,231         4,697,372         4,004,085
Interest Expense                                585,104            532,482         2,058,586         1,710,367
Minority Interest in Income
  of Affiliated Partnerships                     12,240             24,007            38,924            92,740
                                           ------------       ------------      ------------      ------------

INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                           849,252            737,742         2,599,862         2,200,978
INCOME TAXES                                    207,000            217,000           683,000           655,000
                                           ------------       ------------      ------------      ------------
INCOME BEFORE EXTRAORDINARY ITEM                642,349            520,742         1,916,862         1,545,978
EXTRAORDINARY LOSS (net of income tax
  benefit of $30,000)                                                                                  (45,000)
                                           ------------       ------------      ------------      ------------
NET INCOME                                 $    642,252       $    520,742      $  1,916,862      $  1,500,978
                                           ============       ============      ============      ============

BASIC EARNINGS  PER SHARE:
   Income Before Extraordinary Item        $       0.27       $       0.21      $       0.80      $       0.61
   Extraordinary Loss                                                                                    (0.02)
                                           ------------       ------------      ------------      ------------
   Net Income                              $       0.27       $       0.21      $       0.80      $       0.59
                                           ============       ============      ============      ============

DILUTED EARNINGS  PER SHARE:
   Income Before Extraordinary Item        $       0.25       $       0.20      $       0.75      $       0.59
   Extraordinary Loss                                                                                    (0.02)
                                           ------------       ------------      ------------      ------------
   Net Income                              $       0.25       $       0.20      $       0.75      $       0.57
                                           ============       ============      ============      ============

SHARES OUTSTANDING:
   Basic                                      2,365,184          2,481,128         2,389,393         2,559,014
                                           ============       ============      ============      ============
   Diluted                                    2,567,074          2,611,228         2,542,389         2,655,261
                                           ============       ============      ============      ============

  (See notes to interim unaudited condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Forty Weeks Ended
                                                                   -------------------------------
                                                                     August 5,          August 6,
                                                                       2001               2000
                                                                   ------------       ------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                         $  1,916,862       $  1,500,978
Depreciation and amortization                                         4,124,056          4,314,561
Loss on Disposition of Assets                                                              138,277
Extraordinary Loss                                                                          45,000
Minority Interest in Income of Affiliated Partnerships                   38,924             92,740
Changes in other assets and liabilities                              (1,021,466)        (1,126,644)
                                                                   ------------       ------------
Net cash provided by operating activities                             5,058,376          4,964,912
                                                                   ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                  (10,061,702)       (17,362,417)
Proceeds from sale of assets                                          2,509,397         12,893,993
Decrease (increase) in other assets                                     (20,383)          (359,715)
                                                                   ------------       ------------
Net cash used by investing activities                                (7,572,688)        (4,828,193)
                                                                   ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                      (40,271,846)       (42,514,282)
Proceeds from long-term obligations                                  42,876,626         45,873,463
Proceeds from sale of stock                                             140,124            127,818
Purchase of common stock                                               (658,310)        (2,625,605)
Debt issue costs                                                                           (95,476)
Distributions to minority interests in Affiliated Partnership                              (96,258)
                                                                   ------------       ------------
Net cash provided by financing activities                             2,086,594            669,660
                                                                   ------------       ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                        (427,718)           806,379
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                           2,761,842          1,318,944
                                                                   ------------       ------------

CASH AND EQUIVALENTS AT END OF PERIOD                              $  2,334,124       $  2,125,323
                                                                   ============       ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                         $  2,776,183       $  1,793,287
  Income taxes                                                     $    850,010       $  1,140,305
Non-cash activities:
  Property additions financed by accounts payable                  $    762,516       $  2,080,438
  Deferred gain from sales of assets                                                  $    978,344

  (See notes to interim unaudited condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
                NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS



1.       Presentation
         ------------

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

2.       Accounting Standards
         --------------------

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement, as amended and interpreted, became effective for the Company in fiscal 2001. At August 5, 2001, the Company has recorded the $889,000 fair value of an interest rate swap as a liability and accumulated other comprehensive income in Stockholders' Equity.

         In July 2001, the FASB issued SFAS 141, "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

         In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which is effective October 29, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company does not believe that the adoption of SFAS 142 will have a significant impact on its financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

REVENUES
--------

         Revenues for the third quarter of 2001 rose $3,252,000 or 11% from the third quarter of 2000. The increase was a result of i) the opening of two Max & Erma's restaurants during the fourth quarter of 2000, ii) the opening of four Max & Erma's restaurants during the first three quarters of 2001, and iii) an increase of $244,000 or 0.9% in same-store sales for restaurants opened at least 18 months. These factors offset the loss of sales from two under-performing Max & Erma's which were closed during the fourth quarter of 2000.

         Year-to-date revenues increased $14,267,000 or 15% from 2000 to 2001. The increase was a result of i) the opening of seven Max & Erma's restaurants during 2000, ii) the opening of four Max & Erma's restaurants during the first three quarters of 2001, and iii) a year-to-date increase of $2,076,000 or 2.6% in same-store sales. These factors offset the closing of the two Max & Erma's restaurants discussed above and the closing of the remaining two Ironwood Cafe restaurants during the first quarter of 2000.

         The same-store sales increases were primarily a result of menu price increases of approximately 3% over last year. Price increases in addition to a generally higher than average guest check at newer restaurants combined to offset a 3% decline in customer counts. Management believes the decline in customer counts may be due to reduced coupon discounting as coupon customers are included in customer count data. Same-store sales have been positive for nine consecutive quarters as the Company continues to shift its advertising away from mass media and discounting and toward local store relationship-based marketing.

         The Company expects to open one additional Company-owned restaurant during the fourth quarter of 2001. Two restaurants were under construction at the end of the third quarter with an additional three sites under contract to purchase. The Company expects to open six to seven restaurants during 2002.

         The Company also expects the opening of two additional franchised restaurants during the fourth quarter of 2001. Seven franchised restaurants were open at the end of the third quarter of 2001, with three franchised restaurants under construction. The Company anticipates the opening of four to six franchised Max & Erma's restaurants during 2002.


COSTS AND EXPENSES
------------------

         Cost of goods sold, as a percentage of revenues, increased from 25.0% for the third quarter of 2000 to 25.5% for the third quarter of 2001. Year-to-date cost of goods sold, as a percentage of revenues, increased from 25.0% for 2000 to 25.3% for 2001. The increases were a result of higher beef, seafood and dairy prices in 2001 and offset the effect of an approximate 3% menu price increase. Most other inventory costs remained relatively stable.

         Payroll and benefits, as a percentage of revenues, declined from 32.6% for the third quarter of 2000 to 32.3% for the third quarter of 2001. Year-to-date payroll and benefits, as a percentage of revenues, declined from 32.4% for 2000 to 32.2% for 2001. This occurred because of a general leveling off of wage rates. Additionally, positive same-store sales have helped stabilize payroll and benefits, as a percentage of revenues.

         Other operating expenses, as a percentage of revenues, increased from 29.9% for the third quarter of 2000 to 30.3% for the third quarter of 2001. Year-to-date other operating expenses, as a percentage of revenues, increased from 30.2% for 2000 to 30.5% for 2001. The increases were a result of higher occupancy expenses and natural gas prices and offset reduced repair and maintenance expense and reductions in kitchen and cleaning supplies.

         Pre-opening expenses, as a percentage of revenues, decreased from 0.6% for the third quarter of 2000 to 0.2% for the third quarter of 2001. Year-to-date pre-opening expenses, as a percentage of revenues, decreased from 0.5% for 2000 to 0.4% for 2001. The decreases occurred because three of the four restaurants opened in fiscal 2001 opened at the start of the year and their related pre-opening expenses were primarily incurred and expensed during the fourth quarter of 2000. Pre-opening expenses are generally incurred and expensed for up to six months prior to the opening of a restaurant.


ADMINISTRATIVE EXPENSES
-----------------------

         Administrative expenses, as a percentage of revenues, declined from 7.5% for the third quarter of 2000 to 7.3% for the third quarter of 2001. Year-to-date administrative expenses, as a percentage of revenues, decreased from 7.6% for 2000 to 7.3% for 2001. The declines were due to the fact that revenue growth exceeded the growth of administrative expenses. In dollar terms administrative expenses increased 7% and 10% for the quarter and year-to-date periods, respectively. The increases were due to raises for corporate personnel, additional personnel to support the Company's growth and franchise growth, and due to increased performance-based bonuses resulting from improved operating results.


INTEREST EXPENSE
----------------

         Interest expense increased 10% and 20%, respectively, from the third quarter and year-to-date periods of 2000 to 2001. The increase was due to a reduction in capitalized construction period interest as a result of reduced restaurant construction, while average debt levels remained relatively constant. At August 5, 2001 the interest rate under the Company's term note and revolving credit line was 9.75% (fixed) and 7.5%, respectively, as compared to 9.75% at August 6, 2000 (revolving credit line only). The interest rate for the revolving credit line declined just prior to the start of and during the third quarter of 2001, as a result of reductions in the prime interest rates. Total interest-bearing debt was $32.5 million at August 5, 2001 as compared to $33.1 million at August 6, 2000. The Company capitalized $302,000 and $466,000 of construction period interest during the first 40 weeks of 2001 and 2000, respectively.


INCOME TAXES AND EXTRAORDINARY LOSS
-----------------------------------

         The Company's effective tax rate declined from 29.8% for the first 40 weeks of 2000 to 26.2% for the first 40 weeks of 2001 due to higher FICA tax on tips credits. During the first quarter of 2000 the Company repaid a $5.2 million mortgage. As a result, the Company recognized an extraordinary charge of $45,000 ($0.02 per diluted share) net of approximately $30,000 of income tax savings related to the write-off of unamortized loan fees.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's working capital ratio remained at .5 to 1 at October 29, 2000 and August 5, 2001. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first 40 weeks of 2001, the Company expended approximately $10,062,000 for property additions, $40,272,000 to reduce long-term obligations and $658,000 to repurchase approximately 72,000 shares of its common stock. Funds for such expenditures were provided primarily by $42,877,000 from proceeds of long-term obligations, $2,509,000 from proceeds of sales of assets, $5,058,000 from operations and $428,000 from cash on hand. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

         The Company intends to open six to seven restaurants during 2002. At August 5, 2001, the Company was contractually committed to the purchase of three sites. Six additional sites had been approved and were in some stage of negotiations. Two restaurants were under construction at August 5, 2001, one of which is expected to open during the fourth quarter of 2001.

         The estimated cost to complete the two restaurants under construction and the three restaurants that the Company is contractually committed to is approximately $8.5 million as of August 5, 2001. Funding for new restaurants is expected to be provided by cash flow from operations, the sale-leaseback of real estate, equipment leasing and the Company's revolving credit line. At August 5, 2001, the Company had approximately $6.4 million available under its $40.0 million revolving credit line, approximately $20.0 million available under a sale-leaseback commitment for nine properties and approximately $1.8 million available under equipment lease commitments.

         The Company extended the expiration date of an authorized repurchase of 500,000 shares of its common stock from October 31, 2000 to October 31, 2001. At August 5, 2001, approximately 92,000 shares remain available for repurchase under the authorization. Funds for the repurchase of common stock will be provided by cash from operations and the Company's revolving credit line.


SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
----------------------------------------

         This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding the expected opening of new Company-owned restaurants (paragraphs 4 and 15), the expected openings of new franchised restaurants (paragraph 5), the estimated costs to complete the construction of new restaurants (paragraph 16), and the source and availability of funds for the completion of new restaurants (paragraph 16).

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


                                           MAX & ERMA'S RESTAURANTS, INC.
                                           ------------------------------
                                                 Registrant



                                                 Todd B. Barnum
                                           -------------------------------------
                                                 Todd. B. Barnum
                                                 Chairman of the Board
                                                 (Chief Executive Officer)



                                                 William C. Niegsch, Jr.
                                           -------------------------------------
                                                 William C. Niegsch, Jr.
                                                 Executive Vice President &
                                                 Chief Financial Officer




       September 6, 2001
-----------------------------
             Date

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