Form 10-K
period 2001-10-28
MAX & ERMAS RESTAURANTS INC
filed 2002-01-15
CIK 706471

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended October 28, 2001
                         Commission File Number: 0-11514

                         Max & Erma's Restaurants, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                              No. 31-1041397
 --------------------------------------      ---------------------------
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)

 4849 EVANSWOOD DRIVE COLUMBUS, OHIO                    43229
 --------------------------------------      ----------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code   (614) 431-5800
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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value has been computed by reference to the closing bid price of such stock, as of December 31, 2001.


          Total shares outstanding                             2,407,149

          Number of shares owned beneficially
            and/or of record by directors and officers(1)      1,741,582

          Number of shares held by persons
            other than directors or officers                   1,013,567

          Closing bid price                                  $     12.53

          Market value of shares held by                     $12,699,995
            persons other than directors or officers


  (1) For purposes of this computation all officers and directors are included. Includes options to purchase 348,000 shares of common stock, all of which are presently exercisable.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                             2,407,149 Common Shares
                      were outstanding at December 31, 2001


                       DOCUMENTS INCORPORATED BY REFERENCE


1.     Annual Report to Shareholders for the Fiscal Year Ended October 28, 2001
       (in pertinent parts, as indicated).....Parts II and IV.

2.     Proxy Statement for 2002 Annual Meeting of Shareholders (in pertinent parts, as indicated).....Part III.

                                     PART I

ITEM 1. BUSINESS

         Max & Erma's Restaurants, Inc. (the "Company"), owns, operates and franchises (nine) a chain of seventy-one Max & Erma's restaurants at December 31, 2001. The Company is a Delaware corporation organized in 1982, as the successor to a restaurant business founded in 1971. The Company has registered the phrase "Max & Erma's - Neighborhood Gathering Place" and its associated logo as a service mark with the United States Patent and Trademark Office.

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

         Antique artifacts and local paraphernalia make Max & Erma's a fun, unique place to take friends and family. The use of brick, a combination of light and dark colors, and dropped lighting creates a roomy, yet cozy feel for customers to enjoy while dining. The neighborhood atmosphere of each restaurant is enhanced by inclusion of local items in each restaurant's decor, including sports team paraphernalia and historical artifacts. Additional decor items include a giant bubble gum machine, a three-dimensional burger, an antique love tester and many other things. Giant murals, both inside and outside the restaurant, combine the history and tradition of each market with the Max & Erma's story.

     Max & Erma's restaurants are open for both lunch and dinner seven days a week. Hours of operation are generally 11:00 a.m. to midnight. During fiscal 2001, the average check was approximately $9.96 at lunch and $10.72 at dinner. The lunch and dinner meal periods accounted for approximately 39% and 61% of net sales, respectively. Alcoholic beverages constituted approximately 11.0% of net sales in fiscal 2001. Generally, the Company's business does not experience seasonal fluctuations of sales.

         The Company's strategy is to compete in the casual dining segment of the restaurant industry by offering a variety of high quality food in a casual, comfortable and fun atmosphere and with a uniquely personable service style. The philosophy of the Company is to focus on the details of the customer experience that instill customer loyalty and promote repeat business. The purpose of every associate is to "help our guests enjoy their total dining experiences so they can't wait to come back.." The Company believes the dining experience starts with the food and therefore uses only the freshest, high quality ingredients in every menu item.

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

         The Company makes use of consumer focus groups to conduct marketing research. Management incorporates the findings of this market research in its advertising, menu development, employee training, and building design and decor. According to customers, the major point of difference between the Company and its competitors is that Max & Erma's restaurants are perceived as being more of a "fun place," an image the Company tries to foster in its advertising. The Company spent approximately 2.1% of sales on advertising in 2001. It primarily uses special events and localized store marketing designed to increase customer awareness and repeat business and to a lesser extent billboards, direct mail and radio.

         The Company owns the business, exclusive of the real estate, for sixty-one of the Max & Erma's restaurants in operation at December 31, 2001. The business and real estate for one restaurant is owned by a separate affiliated partnership. In addition to a 56% interest in the profits and losses of the affiliated partnership, the Company is paid an annual fee equal to 6% of gross revenues for managing the Max & Erma's restaurant owned by the partnership. The management contract provides for monthly payments to the Company for an initial term of two years and renewal terms aggregating 20 additional years upon the mutual agreement of the parties. As general partner the Company is potentially liable for 100% of the partnership losses.

         The Company franchises nine restaurants to unaffiliated franchisees. The first two franchised restaurants opened in 1998 in the Columbus and Cleveland, Ohio airports. Three franchised restaurants opened in fiscal 2000, two on the Ohio Turnpike and one in St. Louis, Missouri. In fiscal 2001, four franchised locations opened in the Dayton, Ohio airport, Sandusky, Ohio, Green Bay, Wisconsin and Columbus, Ohio. Terms of the agreements call for an initial franchise fee plus a monthly royalty of up to 5% of sales.

         At December 31, 2001 two franchised restaurants were under construction in St. Louis, Missouri and Wilmington, Ohio. The Company anticipates the opening of those restaurants plus two to three additional franchised restaurants during the remainder of fiscal 2002. Multi-unit franchise agreements have been signed for the Milwaukee/Green Bay and St. Louis markets which require the opening of a total of four restaurants over a five year period in each market. At December 31, 2001 the Company is negotiating several additional multi-unit franchise agreements.

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

EMPLOYEES

         At October 28, 2001, the Company had 4,495 employees, of which 2,655 were full-time restaurant employees, 1,521 were part-time restaurant employees, 79 were corporate staff personnel and 240 were restaurant managerial personnel. None of the Company's employees are represented by a labor union or a collective bargaining unit. The Company considers relations with its employees to be good.


RESTAURANT OPERATIONS

         The Company strives to maintain quality and uniformity in its restaurants through careful training and supervision of personnel. All restaurants are operated in accordance with uniform Company specifications, which are set forth in detailed operating manuals relating to food and beverage preparation, maintenance of premises and employee conduct. The Company utilizes an independent shopping service to monitor implementation of Company operating standards. The Company and the shopping service have developed testing standards for the major aspects of restaurant operation, including physical appearance, cleanliness, wait staff and food quality. The shopping service has "mystery shoppers" visit each restaurant four times each quarter to evaluate and grade the restaurant. A report is prepared by the shopping service for each visit and is reviewed by the Company's Chief Operating Officer and the respective regional and general managers. A portion of the bonus for each regional and general manager is based on the scores received on the shopping service reports. The Company also makes available at each table postage-paid comment cards addressed to the restaurant's Regional Manager, who responds to any negative comments.

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

         Both regional and general managers receive a base salary plus a bonus based upon performance against budget and average independent shopping service scores. General managers prepare quarterly budgets for their stores and regional managers prepare quarterly budgets for their regions. Bonuses are based on specific goals derived from these quarterly budgets. Both regional and general managers are eligible for a cash bonus equal to one-half of the purchase price of the first 1,000 shares of the Company's common stock they purchase each quarter. Management believes that its bonus system and the ability to purchase common stock promote loyalty and highly motivate managers to meet Company goals.

         Management believes that the combination of the authority delegated to its regional and general managers, particularly with respect to hiring employees, together with its goal-specific bonus plans, results in a positive work environment and has contributed to relatively low management turnover.


MANAGING PARTNER PROGRAM

         At the start of 1999 the Company introduced its Managing Partner Program on a test basis. Nine eligible general managers and the Company entered into five-year agreements in which the general manager places 1,000 shares of Max & Erma's common stock which he or she owns in escrow with the Company and agrees to manage their restaurant for a five year period. The shares of stock are forfeited if the general manager terminates their employment during the term of the agreement. In return the Company agrees to not relocate the general manager during the term of the agreement. During the term of the agreement the general manager's base salary is fixed. As additional compensation they receive 25% of the increase in profit before fixed expenses over a pre-established base profit (generally the average of profit before fixed expenses for the most recent three fiscal years). The Company believes the program encourages the general manager to both build sales and control margins, creates a sense of ownership, reduces management turnover and promotes a longer-term perspective. Additional Managing Partner Agreements were entered into at the start of both fiscal 2000 and 2001. At the start of fiscal 2001, the Company had a total of 21 Managing Partners. The Company added nine additional Managing Partners at the start of fiscal 2002.

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

FUTURE EXPANSION

         The Company intends to open six to eight additional Max & Erma's restaurants during fiscal 2002, three of which were under construction at October 28, 2001. All but four of the existing Max & Erma's restaurants are located in suburban areas. Of the existing Company-owned Max & Erma's restaurants, 46 are freestanding and 16 are in-line shopping center/mall locations. The following table sets forth the location of each Company-owned Max & Erma's restaurant as of December 31, 2001 and the locations of restaurants currently under negotiation or development and scheduled to open during fiscal 2002 or 2003:


                                           MAX & ERMA'S
                                           ------------
                                EXISTING            UNDER DEVELOPMENT
                                --------            -----------------
GEORGIA
     Atlanta                        2                      ---
ILLINOIS
     Chicago                        8                      ---
INDIANA
     Indianapolis                   5                      ---
KENTUCKY
     Lexington                      2                      ---
     Louisville                     2                       1
MICHIGAN
     Ann Arbor                      1                      ---
     Detroit                        7                       1
     Grand Rapids                   2                      ---
     Lansing                       ---                      1
NORTH CAROLINA
     Charlotte                      2                      ---
OHIO
     Akron                          1                      ---
     Cincinnati                     3                       1
     Cleveland                      3                       2
     Columbus                      10                       1
     Dayton                         3                      ---
     Toledo                         1                       1
     Niles                          1                      ---
PENNSYLVANIA
     Pittsburgh                     7                       2
     Erie                           1                      ---
TENNESSEE
     Nashville                     ---                      1
VIRGINIA
     Norfolk                        1                      ---

     TOTAL                         62                      11

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

         In addition to the other information in this Report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results of operations for fiscal 2002 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

1. Dependence on Senior Management. The Company's three senior management officials have over 73 years combined experience with the Company. Although the Company has attempted to develop additional management capabilities, the loss of one or more of the three senior executives could have a material adverse effect on the Company.

2. Competition. The casual dining segment of the restaurant industry is highly competitive with respect to price, service, food quality, location, and employees, including restaurant managers. Many of the Company's competitors are larger in size, have greater financial and other resources, and have longer operating histories.

3. Restaurant Industry Changes. The restaurant industry is affected by changes in consumer tastes and attitudes, economic conditions, traffic patterns and changes, and other factors, which requires regular changes in the operation of restaurants to remain competitive. There is a risk that the Company will not effectively adapt to changes in the industry.

4. Cost of Doing Business. The restaurant business is subject to sudden cost changes, particularly for food, energy, labor and insurance. The Company may not be able to recover cost increases from increase prices for its menu items.

5. Legal. The Company is exposed to various tort and other claims, including notably liability claims resulting from the sale of alcoholic beverages. While the Company currently maintains insurance for such claims, there can be no assurance that such insurance will be adequate or available in the future. An uninsured or excess claim could have a material adverse effect on the Company.

6. Government Regulation. The restaurant industry is subject to extensive government regulations relating to the sale of food and alcoholic beverages, and sanitation, fire and building codes. Suspension or inability to renew any of the related license and permits could adversely affect the Company's operations. Also, government actions affecting minimum wages, payroll tax rates, and mandated benefits could adversely affect operating results.

7. Franchising. The Company intends to expand the franchising of the Max & Erma's concept. Failure to properly select, train, and supervise franchisees could have a detrimental effect on the overall reputation and results of operations of the restaurants owned by the Company.

8. Unfavorable Publicity. Adverse publicity resulting from poor food quality, illness, injury or other health concerns or operations at one or a limited number of the Company's or franchisee's restaurants could have a material adverse effect on the Company's business, results of operations and financial condition.

9. Acts of God, Terrorism. The Company's business could be materially adversely affected by acts of God, including extremely harsh weather or natural disasters, and by terrorist acts such as the events of September 11, 2001.

10. Consumer Perceptions of Food Safety. The Company's business could be materially adversely affected by consumer perceptions of food safety in the United States or in the market areas in which the Company operates, whether such perceptions are based on fact or not and whether such perceptions are caused by acts of terrorism or other events.


ITEM 2.  PROPERTIES

         All but one of the Company's restaurants are occupied under leases expiring from 2002 to 2025, with most leases having renewal options for five to twenty additional years. Restaurant leases are generally collateralized by liens on leasehold improvements, equipment, furniture and fixtures. The Company leases its executive offices (24,000 square feet) and general warehouse and storage facilities (17,000 square feet) in Columbus, Ohio under an operating lease expiring in January 2009.

         The last 44 Max & Erma's restaurants to open are based on one of two similar prototype designs. The prototype gives Max & Erma's restaurants a distinct identity and emphasizes an unpretentious neighborhood ambiance. The prototype design downplays the use of brass, Tiffany lamps and other design features common to many other casual dining restaurants. Max & Erma's restaurants established prior to the introduction of the prototype vary in design and appearance, but average 6,000 square feet and seat an average of 160 customers. Most of the older restaurants have been remodeled or redecorated to the prototype look. The freestanding prototype is approximately 6,800 or 5,500 square feet depending on the size of the site and its sales potential and seats 210 or 175 patrons, respectively, for dining in addition to the bar area. A 30 to 40 seat seasonal patio area is optional depending on the site and location. The prototype design is readily adaptable to a variety of sites including shopping center and mall locations.

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

         None.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The information contained under the captions "SELECTED QUARTERLY FINANCIAL DATA" and "SHAREHOLDER INFORMATION" is incorporated herein by reference to the inside back cover of the Company's Annual Report to Shareholders for the fiscal year ended October 28, 2001.

ITEM 6. SELECTED FINANCIAL DATA

         Information required under this Item is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 28, 2001, page 5.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required under this Item is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 28, 2001, pages 6 through 8.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of October 28, 2001, the Company's total long-term indebtedness (including current maturities) was approximately $27.0 million, which represents the balance due under the Company's revolving credit agreement and bears interest at variable rates. A one percentage point increase or decrease in interest rates could increase or decrease the Company's pre-tax income by approximately $270,000. Based upon quarter ending balances, the average borrowings under the Company's revolving credit agreement during 2001 was $29.9 million. The high and low balance outstanding under the revolving credit agreement during 2001 was $32.1 million and $27.0 million, respectively. As required under the Company's revolving credit agreement, the Company has entered into a $20,000,000 partial interest rate protection agreement. The agreement converts $20,000,000 of the Company's borrowings from variable rate to fixed rate beginning November 1, 2001, unless LIBOR exceeds 7.0%. If LIBOR exceeds 7.0%, then the interest rate is increased by the excess. For a further description of the Company's indebtedness, see Item 8, Financial Statements and Supplementary Data - Notes 3 and 4 to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated balance sheets as of October 28, 2001 and October 29, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 28, 2001, and the related notes to the consolidated financial statements together with the independent auditors' report thereon and the Selected Quarterly Financial Data are incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 28, 2001, pages 9 through 20 and the inside back cover.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.


PART III

ITEMS 10, 11, 12 AND 13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
        REGISTRANT: EXECUTIVE COMPENSATION: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT: AND CERTAIN
        RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required under these Items is incorporated herein by reference to the Company's Proxy Statement for 2002 Annual Meeting of Stockholders to be held on April 11, 2002, pursuant to Regulation 14A.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1) and (2) and (d):  Financial Statements
                  The financial statements listed in the accompanying index to financial statements on page 13 are filed as part of this report.

         (a)(3) and (c):  Exhibits
                  The exhibits listed in the accompanying index to exhibits on pages 14 through 15 are filed as part of this report.

         (b):  Reports on Form 8-K
                  Reference is made to Form 8-K filed November 1, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 15, 2002                Max & Erma's Restaurants, Inc.

                                        By: */s/Todd B. Barnum
                                            ------------------------------
                                        Todd B. Barnum
                                        Chairman of the Board,
                                        Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 15th day of January, 2002.

SIGNATURE                          TITLE
---------                          -----
*/s/ Todd B. Barnum                Chairman of the Board, Chief Executive
--------------------------------
     Todd B. Barnum                Officer and President, Director (Principal
                                   Executive Officer)

*/s/ Mark F. Emerson               Chief Operating Officer, Director
--------------------------------
     Mark F. Emerson

*/s/ William C. Niegsch, Jr.       Executive Vice President and Chief
--------------------------------
     William C. Niegsch, Jr.       Financial Officer, Director,
                                   (Principal Financial and Accounting Officer)

*/s/ William E. Arthur             Director
--------------------------------
     William E. Arthur

*/s/ Robert A. Rothman             Director
--------------------------------
     Robert A. Rothman

*/s/ Roger D. Blackwell            Director
--------------------------------
     Roger D. Blackwell

*/s/ Michael D. Murphy             Director
--------------------------------
     Michael D. Murphy

*/s/ Thomas R. Green               Director
--------------------------------
     Thomas R. Green

*/s/ William C. Niegsch, Jr.
--------------------------------
      William C. Niegsch, Jr.
      Attorney-in-Fact

                 MAX & ERMA'S RESTAURANTS, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                ITEMS 8, 14(a)(1)



                                                            REFERENCE PAGE
                                                            ANNUAL REPORT
                                                            TO SHAREHOLDERS
                                                            ---------------
The following items are required to be
included in Items 8 and 14(a)(1) and are incorporated by reference from the attached
Annual Report to Shareholders of Max
& Erma's Restaurants, Inc. for the
fiscal year ended October 28, 2001:

-Consolidated Balance Sheets as of
 October 28, 2001 and October 29, 2000
-For the years ended October 28, 2001,                              9 - 10
 October 29, 2000 and October 31, 1999
   -Consolidated Statements of Income                              11 - 12
   -Consolidated Statements of Stockholders' Equity                     13
   -Consolidated Statements of Cash Flows                               14

-Notes to Consolidated Financial Statements                        15 - 19
-Independent Auditors' Report                                           20
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
        10(j)*           Written description of split dollar life insurance program for    Reference is made to footnote 3 to
                         officers.                                                         the Summary Compensation Table
                                                                                           presented in the Company's Proxy
                                                                                           Statement for the 2001 Annual
                                                                                           Meeting of Shareholders, which is
                                                                                           incorporated by Reference herein.
        10(k)*           Board of Directors' Resolution adopted November 2, 1987           Reference is made to Exhibit 10(dd)
                         relating to split dollar life insurance program for officers.     of Report on Form 10-K filed January
                                                                                           25, 1993.
        10(l)*           Board of Directors' Resolution adopted October 19, 1992           Reference is made to Exhibit 10(ee)
                         relating to split dollar life insurance program for officers.     of Report on Form 10-K filed January
                                                                                           25, 1993.
        10(m)*           Form of Severance Agreement in Event of Change In Control for     Reference is made to Exhibit 10(m)
                         Senior Executive Officers.                                        of Report on Form 10-K filed January
                                                                                           18, 2000.
        10(n)*           List of Senior Executive Officers with Severance Agreements in    Reference is made to Exhibit 10(n)
                         the form of Exhibit 10(m).                                        of Report on Form 10-K filed January
                                                                                           18, 2000.
        10(o)*           Form of Severance Agreement in Event of Change In Control for     Reference is made to Exhibit 10(o)
                         Officers.                                                         of Report on Form 10-K filed January
                                                                                           18, 2000.
        10(p)*           List of Officers with Severance Agreements.                       Reference is made to Exhibit 10(o)
                                                                                           of Report on Form 10-K filed January
                                                                                           24, 2001.
         10(q)           Fourth Amended and Restated Revolving Credit Agreement dated
                         October 19, 2001, between Max & Erma's Restaurants, Inc. and
                         The Provident Bank.
          13             Portions of the Annual Report to Stockholders for the
                         Fiscal Year ended October 28, 2001, incorporated herein
                         by reference (except for those pages which are
                         specifically incorporated by reference, the Company's
                         Annual Report to stockholders is not to be deemed as
                         filed as part of this report).
          23             Consents of Experts and Counsel.
          24             Power of Attorney.



*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of the Report on Form 10-K.



15