Form 10-Q
period 2002-02-17
MAX & ERMAS RESTAURANTS INC
filed 2002-03-20
CIK 706471

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)



For Quarter Ended     FEBRUARY 17, 2002       Commission file number  0-11514
                   -----------------------                           ---------


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

                             YES      X                NO
                                 ---------------          ----------------


As of the close of the period covered by this report, the registrant had outstanding 2,315,848 common shares.

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                         MAX & ERMA'S RESTAURANTS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                              February 17,                   October 28,
                                   ASSETS                                        2002                          2001
                                   ------                                        ----                          ----
Current Assets:
Cash                                                                          $  2,009,617                   $ 2,350,828
Inventories                                                                      1,056,342                     1,032,202
Other Current Assets                                                             2,186,461                     1,845,585
                                                                              ------------                   -----------
Total Current Assets                                                             5,252,420                     5,228,615

Property - At Cost:                                                             74,737,447                    71,018,539
Less Accumulated Depreciation and Amortization                                  29,715,004                    28,215,548
                                                                              ------------                   -----------
Property - Net                                                                  45,022,443                    42,802,991
Other Assets                                                                     7,087,428                     6,901,361
                                                                              ------------                   -----------
Total                                                                         $ 57,362,291                   $54,932,967
                                                                              ============                   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
Current Maturities of Long-Term Obligations                                   $  4,148,941                   $ 3,962,907
Accounts Payable                                                                 3,507,011                     3,826,227
Accrued Payroll and Related Taxes                                                2,496,121                     2,259,361
Accrued Liabilities                                                              3,388,395                     3,454,633
                                                                              ------------                   -----------
Total Current Liabilities                                                       13,540,468                    13,503,128

Long-Term Obligations - Less Current Maturities                                 35,091,408                    32,227,965

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
   Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
   Authorized 5,000,000 Shares,
   Issued and Outstanding 2,315,848 Shares
   at 2/17/02 and 2,407,766 Shares at 10/28/01                                     231,585                       240,777
Accumulated Other Comprehensive Loss                                              (769,600)                     (953,550)
Retained Earnings                                                                9,268,430                     9,914,647
                                                                              ------------                   -----------
Total Stockholders' Equity                                                       8,730,415                     9,201,874
                                                                              ------------                   -----------
Total                                                                         $ 57,362,291                   $54,932,967
                                                                              ============                   ===========

(See notes to interim unaudited condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                             Sixteen Weeks Ended
                                                                                   -------------------------------------------
                                                                                   February 17,                   February 18,
                                                                                      2002                            2001
                                                                                   ------------                   ------------

REVENUES:                                                                          $ 44,494,582                   $ 42,979,261

COSTS AND EXPENSES:
Costs of Goods Sold                                                                  11,033,539                     10,828,992
Payroll and Benefits                                                                 14,289,533                     13,878,423
Other Operating Expenses                                                             13,804,575                     13,249,276
Pre-Opening Expenses                                                                    187,434                        206,292
Administrative Expenses                                                               3,415,082                      3,070,650
                                                                                   ------------                   ------------
Total Operating Expenses                                                             42,730,163                     41,233,633
                                                                                   ------------                   ------------
Operating Income                                                                      1,764,419                      1,745,628
Interest Expense                                                                        634,645                        857,148
Minority Interest in Income of Affiliated Partnerships                                   19,251                         12,757
                                                                                   ------------                   ------------
INCOME BEFORE INCOME TAXES                                                            1,110,523                        875,723
INCOME TAXES                                                                            292,000                        246,000
                                                                                   ------------                   ------------
NET INCOME                                                                         $    818,523                   $    629,723
                                                                                   ============                   ============


NET INCOME PER SHARE:
   Basic                                                                           $       0.35                   $       0.26
                                                                                   ============                   ============
   Diluted                                                                         $       0.31                   $       0.25
                                                                                   ============                   ============


SHARES OUTSTANDING:
   Basic                                                                              2,370,164                      2,412,994
                                                                                   ============                   ============
   Diluted                                                                            2,629,291                      2,539,656
                                                                                   ============                   ============


(See notes to interim unaudited condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   SIXTEEN WEEKS ENDED
                                                                                         ----------------------------------------
                                                                                           February 17,             February 18,
                                                                                              2002                      2001
                                                                                         --------------             -------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                                               $      818,523             $    629,723
Depreciation and amortization                                                                 1,652,315                1,622,928
Minority interest in income of Affiliated Partnerships                                           19,251                   12,758
Changes in other assets and liabilities                                                        (384,128)                 (55,706)
                                                                                         --------------             ------------
Net cash provided by operating activities                                                     2,105,961                2,209,703
                                                                                         --------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                                           (4,319,376)              (5,569,997)
Proceeds from sale of assets                                                                      2,300                    3,947
Decrease in other assets                                                                         51,781                   38,874
                                                                                         --------------             ------------
Net cash used by investing activities                                                        (4,265,295)              (5,527,176)
                                                                                         --------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                                              (17,322,714)             (14,808,080)
Proceeds from long-term obligations                                                          20,651,333               18,285,799
Proceeds from sale of stock                                                                     127,868                   20,813
Purchase of common stock                                                                     (1,601,805)                (138,983)
Debt issue costs                                                                                (17,308)
Distributions to minority interests in Affiliated Partnership                                   (19,251)
                                                                                         --------------             ------------
Net cash provided by financing activities                                                     1,818,123                3,359,549
                                                                                         --------------             ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                (341,211)                  42,076
CASH AND EQUIVALENTS AT
  BEGINNING OF PERIOD                                                                         2,350,828                2,761,842
                                                                                         --------------             ------------

CASH AND EQUIVALENTS AT END OF PERIOD                                                        $2,009,617               $2,803,918
                                                                                         ==============             ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                                                   $1,179,595               $1,465,116
  Income taxes                                                                                $ 428,650               $  956,788
Non-cash activities:
  Property additions financed by accounts payable                                             $ 701,288               $1,016,534



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

         The Company and its Affiliated Partnership each have a 52-53 week fiscal year, which ends on the last Sunday in October. Fiscal 2001 and 2002 each consist of 52 weeks and include one sixteen-week and three twelve-week quarters.


2.       Recently Issued Financial Accounting Standards
         ----------------------------------------------

         Effective October 29, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of this statement did not have a material impact on its consolidated financial statements. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. Due to the adoption of SFAS No. 142, the Company does not amortize goodwill. The total net book value of goodwill at February 17, 2002 was $62,073. Amortization expense related to goodwill in the first quarter of fiscal 2001 was $9,550. Additionally, certain intangible assets that were previously amortized and deemed to have an indefinite life are no longer amortized. These intangibles had a net book value of $987,565 as of February 17, 2002. Amortization expense related to these intangible assets in the first quarter of fiscal 2001 was $7,546.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." While this statement supercedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets to Be Disposed Of," it retains the fundamental provisions of SFAS No. 121 for recognition and impairments of assets to be held and used, and assets to be disposed of by sale. The adoption of this statement, as of October 29, 2001, did not have a material impact on its consolidated financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL  CONDITION AND RESULTS OF OPERATIONS
         ---------  -----------------------------------

REVENUES
--------

         Revenues for the first quarter of 2002 increased $1,515,000 or 3.5% from the first quarter of 2001. The increase was a result of i) the opening of five Max & Erma's restaurants during 2001, ii) the opening of one Max & Erma's restaurant during the first quarter of 2002, and iii) an increase of $208,000 or 0.6% in same-store sales for restaurants opened at least 18 months.

         The same-store sales increase was a result of price increases of approximately 2.0% over last year. Through the first half of the quarter same-store sales had increased approximately 2.5%. Historically the Company has discounted heavily through the use of newspaper coupons during the second half of its first quarter. In an effort to improve margins and reduce the overall use of coupons the Company did not utilize coupons during the first quarter of 2002. As a result, same-store sales declined approximately 1.5% during the second half of the quarter, resulting in the overall increase of 0.6% for the quarter. Customer counts declined 4.8% from the first quarter of 2001 to the first quarter of 2002, due largely to the elimination of non-paying coupon customers in the counts. Likewise, the per person average guest check increased 5.2% from the first quarter of 2001 to the first quarter of 2002 because there were fewer non-paying coupon customers in the check average calculation. The first quarter of 2002 was the eleventh consecutive quarter of positive same-store sales. Management believes, based upon first quarter 2002 operating results, that the continued reduction of coupon discounting is beneficial for the Company.

         The Company expects to open five additional Company-owned restaurants during the remainder of 2002. Two restaurants were under construction at the end of the first quarter with an additional three locations under lease or contract to purchase. The Company expects to open six to seven restaurants during 2003.

         The Company also expects increased franchise fees and royalties in 2002. Royalty income increased 75% from $82,000 for the first quarter of 2001 to $144,000 for the first quarter of 2002 as the number of franchised locations increased from five to nine. At the end of the first quarter of 2002 two franchised locations were under construction in Wilmington, Ohio and St. Louis, Missouri, both of which should open during 2002. The Company also anticipates the opening of two to three additional franchised restaurants during the remainder of 2002. During the first quarter of 2002 franchise development agreements were signed for eight restaurants in Philadelphia, Pennsylvania area and for a single restaurant in Evansville, Indiana.


COSTS AND EXPENSES
------------------

         Cost of goods sold, as a percentage of revenues, decreased from 25.2% for the first quarter of 2001 to 24.8% for the first quarter of 2002. The decrease was primarily a result of an approximately 2% menu price increase over last year, as most inventory costs remained relatively stable.

         Payroll and benefits, as a percentage of revenues, declined slightly from 32.3% for the first quarter of 2001 to 32.1% for the first quarter of 2002. The decline is due in part to a decline in the number of restaurant openings from three during the first quarter of 2001 to one during the first quarter of 2002. Generally new restaurants operate at a higher payroll percentage for a period of time subsequent to opening until their staff gains experience. Overall there has been a leveling off in wage rates during the last 12 to 18 months which has allowed payroll and benefits expense to stabilize.

         Other operating expenses, as a percentage of revenues, increased from 30.8% for the first quarter of 2001 to 31.0% for the first quarter of 2002. The increase was due to higher occupancy costs which was partially offset by reduced advertising expense and utility costs, particularly natural gas.

         Pre-opening expenses, as a percentage of revenues, declined slightly from 0.5% for the first quarter of 2001 to 0.4% for the first quarter of 2002 due to fewer restaurant openings during the first quarter of 2002.


ADMINISTRATIVE EXPENSES
-----------------------

         Administrative expenses, as a percentage of revenues, increased from 7.1% for the first quarter of 2001 to 7.7% for the first quarter of 2002 primarily as a result of a revenue growth rate in the first quarter of 2002 which was less than the percentage increase in administrative expenses. Administrative expenses increased 11% in dollars from the first quarter of 2001 to the first quarter of 2002 due to raises for corporate personnel and higher bonus expense related to the first quarter 2002 operating results. Management expects that administrative expenses, as a percentage of revenues, will begin to decline during the second half of 2002 as the Company's unit and revenue growth begin to accelerate.


INTEREST EXPENSE
----------------

         Interest expense decreased 26% from the first quarter of 2001 to the first quarter of 2002 due to declining interest rates and a decline in total interest-bearing debt. At February 17, 2002, the interest rate under the Company's revolving credit line was 5.0% as compared to 9.25% at February 18, 2001. Through the use of an interest rate swap, the interest rate on a major portion of the Company's two term notes is essentially fixed at approximately 10%. The interest rate on approximately 30% of the outstanding balance of the notes declined from 9.25% at February 18, 2001 to 5.0% at February 17, 2002. Total interest-bearing debt declined from $33.3 million at February 18, 2001 to $31.6 million at February 17, 2002. The Company capitalized $155,000 and $138,000 of construction period interest during the first quarter of 2002 and 2001, respectively.


INCOME TAXES
------------

         The Company's effective tax rate declined from 28.1% for the first quarter of 2001 to 26.3% for the first quarter of 2002 due to higher FICA tax on tips credit. The Company expects its effective tax rate will remain in the mid-20 percent range for fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's working capital ratio remained at .4 to 1 at October 28, 2001 and February 17, 2002. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first quarter of 2002, the Company expended approximately $4,319,000 for property additions, $17,323,000 to reduce long-term obligations and $1,602,000 to repurchase approximately 120,000 shares of its common stock. Funds for such expenditures were provided primarily by $20,651,000 from proceeds of long-term obligations, $2,106,000 from operations and $341,000 from cash on hand. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

         The Company intends to open five additional Max & Erma's restaurants during the remainder of 2002 and six to seven Max & Erma's restaurants during fiscal 2003. At February 17, 2002, the Company was contractually committed to the purchase or lease of five sites, two of which were under construction. Seven additional sites had been approved and were in some stage of negotiations.

         The estimated cost to complete the five restaurants that the Company is contractually committed to is approximately $6.1 million as of February 17, 2002. Funding for new restaurants is expected to be provided by cash flow from operations, the sale-leaseback of real estate, equipment leasing and the Company's revolving credit line. At February 17, 2002, the Company had approximately $5.4 million available under its $12.8 million revolving credit line, approximately $10.3 million available under sale-leaseback commitments for four properties and approximately $2.6 million available under equipment lease commitments.

         The Company has authorized the repurchase of 250,000 shares of its common stock from October 31, 2001 to October 31, 2002. At February 17, 2002 approximately 132,000 shares remain available for repurchase under the authorization. Funds for the repurchase of common stock will be provided by cash from operations and the Company's revolving credit line.


SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
----------------------------------------

         This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding the continued reduction of coupon discounting (paragraph 2), the opening of Company-owned restaurants (paragraphs 3 and 14), the expectation of increased franchise fees and royalties (paragraph 4), the opening of franchised restaurants (paragraph 4), the expected declines in administrative expenses, as a percentage of revenues (paragraph 9), the expected effective tax rate for 2002 (paragraph 11), the source and availability of funds for the completion of new restaurants (paragraph 15) and the source and availability of funds for the repurchase of common stock (paragraph 16).

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

     (b)  Reports on Form 8-K

          Form 8-K, dated November 1, 2001, filed November 6, 2001, regarding the Company's stock repurchase program.

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


                                     MAX & ERMA'S RESTAURANTS, INC.
                                     ------------------------------
                                                    Registrant



                                                    Todd B. Barnum
                                     ----------------------------------------
                                                    Todd. B. Barnum
                                                    Chairman of the Board and
                                                    Chief Executive Officer



                                                    William C. Niegsch, Jr.
                                     ---------------------------------------
                                                    William C. Niegsch, Jr.
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)



  MARCH 20, 2002
------------------
   Date

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