Form 10-Q
period 2002-05-12
MAX & ERMAS RESTAURANTS INC
filed 2002-06-13
CIK 706471

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

For Quarter Ended      May 12, 2002           Commission file number  0-11514
                   ------------------                              ------------

                         Max & Erma's Restaurants, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            No. 31-1041397
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

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

                                          YES      X           NO
                                              -----------         -------------


As of the close of the period covered by this report, the registrant had outstanding 2,310,022 common shares, $0.10 par value.

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                         MAX & ERMA'S RESTAURANTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    May 12,
                                                                                     2002          October 28,
                                                                                  (Unaudited)         2001
                                                                                  ------------    ------------
                                   ASSETS
                                   ------

Current Assets:
Cash                                                                              $  2,556,721    $  2,350,828
Inventories                                                                          1,008,738       1,032,202
Other Current Assets                                                                 2,174,634       1,845,585
                                                                                  ------------    ------------
Total Current Assets                                                                 5,740,093       5,228,615

Property - At Cost:                                                                 77,147,901      71,018,539
Less Accumulated Depreciation and Amortization                                      30,885,446      28,215,548
                                                                                  ------------    ------------
Property - Net                                                                      46,262,455      42,802,991

Other Assets                                                                         7,611,125       6,901,361
                                                                                  ------------    ------------
Total                                                                             $ 59,613,673    $ 54,932,967
                                                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
Current Maturities of Long-Term Obligations                                       $  2,551,049    $  3,962,907
Accounts Payable                                                                     3,287,504       3,826,227
Accrued Payroll and Related Taxes                                                    2,875,287       2,259,361
Accrued Liabilities                                                                  3,305,137       3,454,633
                                                                                  ------------    ------------
Total Current Liabilities                                                           12,018,977      13,503,128

Long-Term Obligations - Less Current Maturities                                     37,920,103      32,227,965

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
   Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
   Authorized 5,000,000 Shares,
   Issued and Outstanding 2,310,022 Shares
   at 5/12/02 and 2,407,766 Shares at 10/28/01                                         231,002         240,777
Accumulated Other Comprehensive Loss                                                  (659,660)       (953,550)
Retained Earnings                                                                   10,103,251       9,914,647
                                                                                  ------------    ------------
Total Stockholders' Equity                                                           9,674,593       9,201,874
                                                                                  ------------    ------------
Total                                                                             $ 59,613,673    $ 54,932,967
                                                                                  ============    ============



(See notes to interim unaudited condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                  Twelve Weeks Ended       Twenty-eight Weeks Ended
                                  -------------------      ------------------------
                                  May 12,       May 13,       May 12,      May 13,
                                   2002          2001          2002         2001
                               -----------   -----------   -----------   -----------

REVENUES:                      $35,785,061   $32,645,933   $80,279,643   $75,625,194

COSTS AND EXPENSES:
Costs of Goods Sold              8,870,623     8,244,907    19,904,162    19,073,899
Payroll and Benefits            11,589,189    10,451,838    25,878,722    24,330,261
Other Operating Expenses        10,485,564     9,937,729    24,290,139    23,187,005
Pre-Opening Expenses                68,494        86,708       255,928       293,000
Administrative Expenses          3,000,185     2,419,603     6,415,267     5,490,253
                               -----------   -----------   -----------   -----------
Total Operating Expenses        34,014,055    31,140,785    76,744,218    72,374,418
                               -----------   -----------   -----------   -----------
Operating Income                 1,771,006     1,505,148     3,535,425     3,250,776
Interest Expense                   535,213       616,334     1,169,858     1,473,482
Minority Interest in Income
  of Affiliated Partnerships        19,252        13,927        38,503        26,684
                               -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES       1,216,541       874,887     2,327,064     1,750,610
INCOME TAXES                       353,000       230,000       645,000       476,000
                               -----------   -----------   -----------   -----------
NET INCOME                     $   863,541   $   644,887   $ 1,682,064   $ 1,274,610
                               ===========   ===========   ===========   ===========

NET INCOME PER SHARE:
   Basic                       $      0.37   $      0.27   $      0.72   $      0.53
                               ===========   ===========   ===========   ===========
   Diluted                     $      0.34   $      0.26   $      0.65   $      0.50
                               ===========   ===========   ===========   ===========

SHARES OUTSTANDING:
   Basic                         2,310,402     2,382,132     2,344,552     2,399,768
                               ===========   ===========   ===========   ===========
   Diluted                       2,569,453     2,521,347     2,603,646     2,531,809
                               ===========   ===========   ===========   ===========

       (See notes to interim condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   Twenty-eight Weeks Ended
                                                                   ------------------------
                                                                    May 12,         May 13,
                                                                     2002            2001
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $  1,682,064    $  1,274,610
Depreciation and amortization                                       2,950,823       3,063,255
Loss on Disposition of Assets                                          53,249         133,983
Minority interest in income of Affiliated Partnerships                 38,503          26,684
Changes in other assets and liabilities                              (516,274)       (728,040)
                                                                 ------------    ------------
Net cash provided by operating activities                           4,208,365       3,770,492
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                 (6,951,340)     (8,524,173)
Proceeds from sale of assets                                            2,300       2,509,297
Decrease (increase) in other assets                                   (80,297)        109,111
                                                                 ------------    ------------
Net cash used by investing activities                              (7,029,337)     (5,905,765)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                    (29,352,280)    (27,052,120)
Proceeds from long-term obligations                                34,081,021      29,194,543
Proceeds from sale of stock                                           144,681          56,562
Purchase of common stock                                           (1,716,515)       (491,144)
Debt issue costs                                                      (91,539)
Distributions to minority interests in Affiliated Partnerships        (38,503)
                                                                 ------------    ------------
Net cash provided by financing activities                           3,026,865       1,707,841
                                                                 ------------    ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       205,893        (427,432)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                         2,350,828       2,761,842
                                                                 ------------    ------------

CASH AND EQUIVALENTS AT END OF PERIOD                            $  2,556,721    $  2,334,410
                                                                 ============    ============


SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:

  Interest                                                       $  1,157,318    $  2,180,981
  Income taxes                                                   $    991,587    $    228,019
Non-cash activities:
  Property additions financed by accounts payable                $    626,224    $    337,176



   (See notes to interim unaudited condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       Presentation
         ------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation have been included. Other than the adoption of SFAS No. 142, there have been no changes in the Company's critical accounting policies.

         The Company and its Affiliated Partnership each have a 52-53 week fiscal year, which ends on the last Sunday in October. Fiscal 2001 and 2002 each consist of 52 weeks and include one sixteen-week and three twelve-week quarters.

2.       Recently Issued Financial Accounting Standards
         ----------------------------------------------

         Effective October 29, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of this statement did not have a material impact on its consolidated financial statements. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. Due to the adoption of SFAS No. 142, the Company does not amortize goodwill. The total net book value of goodwill at May 12, 2002 was $62,073. Amortization expense related to goodwill in the second quarter of fiscal 2001 and for the year-to-date 2001 period was $7,162 and $16,712, respectively. Additionally, certain intangible assets that were previously amortized and deemed to have an indefinite life are no longer amortized. These intangibles had a net book value of $1,060,511 as of May 12, 2002. Amortization expense related to these intangible assets in the second quarter of fiscal 2001 and for the year-to-date period was $5,643 and $13,189, respectively. Management has performed an analysis on the remaining intangibles and has concluded that there is not an impairment of such assets.

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

         SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, "will be effective for fiscal years beginning after

         May 15, 2002 (October 28, 2002 for the Company). The standard rescinds FASB Statements No. 4 and 64 that deal with issues relating to the extinguishment of debt. The standard also rescinds FASB Statement No. 44 that deals with intangible assets of motor carriers. The standard modifies SFAS No. 13, "Accounting for Leases," so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, the standard identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. The adoption of SFAS No. 145 will not have a significant effect on the Company's results of operations or its financial position.

3.       Amended Bank Loan Agreement
         ---------------------------

         During the second quarter of 2002 the Company amended its bank loan agreement. Under the amended agreement two term notes totaling $23.0 million were combined into one note with the combined principal amortization reduced from $1.0 million per quarter to $600,000 per quarter. Under the amended agreement the Company's revolving credit line remained at $12.8 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL  CONDITION AND RESULTS OF OPERATIONS
         ---------  -----------------------------------

REVENUES
--------

         Revenues for the second quarter of 2002 increased $3,139,000 or 10% from the second quarter of 2001. The increase was a result of i) the opening of one Max & Erma's restaurant during the second half of 2001, ii) the opening of three Max & Erma's restaurants during the first half of 2002 and, iii) an increase of $536,000 or 1.8% in same-store sales for restaurants opened at least 18 months.

         Year-to-date revenues increased $4,655,000 or 6% from 2001 to 2002. The increase was a result of i) the opening of five Max & Erma's restaurants during 2001, ii) the opening of three Max & Erma's restaurants during the first half of 2002 and, iii) a year-to-date increase of $976,000 or 1.5% in same-store sales.

         The same-store sales increases were a result of price increases of approximately 2% over last year and offset the loss of sales due to the elimination of coupon discounting, particularly during the first quarter of 2002. The second quarter of 2002 was the twelfth consecutive quarter of positive same-store sales. With an overall average guest check under $11.00, management believes the Company's restaurants offer a very good value, even in a depressed economy, and believes that same-store sales should remain positive the remainder of the year.

         The Company expects to open three additional restaurants during the remainder of 2002. All three restaurants were under construction at the end of the second quarter. The Company expects to open six to seven restaurants during 2003. At the end of the second quarter five of the locations planned for 2003 were under contract to purchase or lease.

         The Company also expects increased franchise fees and royalties in 2002. During the first half of 2002 two franchised locations opened in Wilmington, Ohio and St. Louis, Missouri, increasing the number of franchised locations to eleven. The Company anticipates the opening of two additional franchised restaurants during the remainder of 2002. At the end of the second quarter of 2002 a franchised restaurant was under construction in Evansville, Indiana. Multi-store franchise development agreements have been signed for St. Louis, Milwaukee-Green Bay and Philadelphia.

COSTS AND EXPENSES
------------------

         Cost of goods sold, as a percentage of revenues, decreased from 25.3% for the second quarter of 2001 to 24.8% for the second quarter of 2002. Year-to-date cost of goods sold, as a percentage of revenues, decreased from 25.2% for 2001 to 24.8% for 2002. The decrease was primarily a result of an approximate 2% menu price increase over last year, as most inventory costs remained relatively stable.

         Payroll and benefits, as a percentage of revenues, increased from 32.0% for the second quarter of 2001 to 32.4% for the second quarter of 2002. Year-to-date payroll and benefits, as a percentage of revenues, remained constant at 32.2% for both 2001 and 2002. The increase for the quarter was a result of an increase of 0.5%, as a percentage of revenues, primarily health insurance expense. On a year-to-date basis this increase offset a half-percentage point decline in payroll expense.

         Other operating expenses, as a percentage of revenues, decreased from 30.4% for the second quarter of 2001 to 29.3% for the second quarter of 2002. Year-to-date other operating expenses, as a percentage of revenues, decreased from 30.7% for 2001 to 30.3% for 2002. The decrease was a result of reduced advertising expense and utility costs, particularly during the second quarter of 2002. These decreases offset a year-to-date increase in occupancy costs. Occupancy costs during the second quarter of 2002 were relatively steady with the second quarter of 2001 and thus the overall decline in operating expenses, as a percentage of revenues, was greater during the second quarter.

         Pre-opening expenses, as a percentage of revenues, declined slightly from 0.3% for the second quarter of 2001 to 0.2% for the second quarter of 2002. Year-to-date pre-opening expenses, as a percentage of revenues, experienced a similar decline from 0.4% for 2001 to 0.3% for 2002. The decrease was a result of one less restaurant opening in 2002.

ADMINISTRATIVE EXPENSES
-----------------------

         Administrative expenses, as a percentage of revenues, increased from 7.4% for the second quarter of 2001 to 8.3% for the second quarter of 2002. Year-to-date administrative expenses, as a percentage of revenues, increased from 7.3% for 2001 to 8.0% for 2002. In dollar terms administrative expenses increased 24% and 17% for the quarter and year-to-date periods, respectively. The increases were due to a percentage increase in dollars of expense which was greater than the increase in revenues. The dollar increase was due to raises for corporate personnel and significantly higher performance-based bonus expense related to 2002's operating results. Excluding bonus expense, administrative expenses increased 9% from 2001 to 2002, which was approximately equal to the quarter and year-to-date percentage increase in revenues.

INTEREST EXPENSE
----------------

         Interest expense decreased 13% and 21%, respectively, from the second quarter and year-to-date periods of 2001 to 2002 due to declining interest rates. At May 12, 2002, the interest rate under the Company's revolving credit line was 5.0% as compared to 8.25% at May 13, 2001. Through the use of an interest rate swap the interest rate on a major portion of a term note is essentially fixed at approximately 9.5%. The interest rate on approximately 35% of the note's balance declined from 8.25% at May 13, 2001 to 5.0% at May 12, 2002. Total interest-bearing debt (term note and revolving credit line) increased from $30.8 million at May 13, 2001 to $32.9 million at May 12, 2002. The Company expects to close on the sale and lease-back of two restaurant properties during the third quarter of 2002. Net proceeds of approximately $5.0 million will be used to reduce borrowings under the Company's revolving credit line. The Company capitalized $197,000 and $214,000 of construction period interest during the first 28 weeks of 2002 and 2001, respectively.

INCOME TAXES
------------

         The Company's effective tax rate increased slightly from 27.2% for the first 28 weeks of 2001 to 27.7% for the first 28 weeks of 2002. Due to the amount of FICA tax on tips credit earned by the Company, its effective tax rate should remain approximately 28% for the remainder of 2002. At higher levels of pre-tax income the credits could have a lesser affect on reducing the Company's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's working capital ratio increased from .4 to 1 at October 28, 2001 to .5 to 1 at May 12, 2002. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first 28 weeks of 2002, the Company expended approximately $6,951,000 for property additions, $29,352,000 to reduce long-term obligations and $1,717,000 to repurchase approximately 128,000 shares of its common stock and increased cash $206,000. Funds for such expenditures were provided primarily by $34,081,000 from proceeds of long-term obligations and $4,048,000 from operations. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

         The Company intends to open three additional Max & Erma's restaurants during the remainder of 2002 and six to seven restaurants during fiscal 2003. At May 12, 2002, the Company was contractually committed to the purchase or lease of eight sites, three of which were under construction. Two additional sites had been approved and were in some stage of negotiations.

         The estimated cost to complete the eight restaurants that the Company is contractually committed to is approximately $15.0 million as of May 12, 2002. Funding for new restaurants is expected to be provided by cash flow from operations, the sale-leaseback of real estate, equipment leasing and the Company's revolving credit line. At May 12, 2002, the Company had approximately $3.5 million available under its $12.8 million revolving credit line, approximately $10.3 million available under sale-leaseback commitments for four properties and approximately $2.0 million available under equipment lease commitments. During the second quarter of 2002 the Company amended its bank loan agreement. Under the amended agreement two term notes totaling $23.0 million were combined into one note with the combined principal amortization reduced from $1.0 million per quarter to $600,000 per quarter. Under the amended agreement the Company's revolving credit line remained at $12.8 million.

         The Company has authorized the repurchase of 250,000 shares of its common stock from October 31, 2001 to October 31, 2002. At May 12, 2002, approximately 124,000 shares remain available for repurchase under the authorization. Funds for the repurchase of common stock will be provided by cash from operations and the Company's revolving credit line.

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
----------------------------------------

         This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding the value of the Company's menu offerings (paragraph 3), the expectation of positive same-store sales (paragraph 3), increased franchise fees and royalties (paragraph 5), the opening of franchised restaurants (paragraph
5), the expected effective tax rate for 2002 (paragraph 12), expected new restaurants openings in 2002 and 2003 (paragraphs 4 and 15), the costs to complete new restaurants (paragraph 16), the source and availability of funds for the completion of new restaurants (paragraph 16), and the source and availability of funds for the repurchase of common stock (paragraph 17).

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         The Company's primary market risk results from fluctuations in interest rates. The Company is exposed to interest rate risk through borrowings under its revolving credit agreement, which permits borrowings up to $35.8 million. To minimize the effect of interest rate fluctuations, the Company has entered into an interest rate swap arrangement. Under this agreement, the Company pays a fixed rate of interest on a portion of the outstanding balance.

PART II - OTHER INFORMATION

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         The Company held its Annual Meeting of Stockholders on April 11, 2002 for the purpose of electing two Class I directors for three-year terms expiring in 2005, adopting the Company's 2002 Stock Option Plan and ratifying Deloitte & Touche LLP as the Company's independent auditors for the 2002 fiscal year.

         Each nominee to the Company's Board of Directors was elected by the following vote:

                                         Votes For             Votes Withheld
                                         ---------             --------------

Mark F. Emerson                          2,044,486                183,983
Michael D. Murphy                        2,058,899                129,570


         The Company's 2002 Stock Option Plan was adopted by a vote of 1,685,886 shares for, 230,090 shares against and 7,958 shares abstained. Additionally, Deloitte & Touche LLP was ratified as the Company's independent auditors for the 2002 fiscal year by a vote of 2,173,793 shares for, 12,562 against, and 2,114 shares abstained.

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

                                    MAX & ERMA'S RESTAURANTS, INC.
                                    ----------------------------------------
                                            Registrant

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




         June 13, 2002
------------------------------
             Date

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