Form 10-Q
period 2002-08-04
MAX & ERMAS RESTAURANTS INC
filed 2002-09-06
CIK 706471

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)



For Quarter Ended        August 4, 2002         Commission file number   0-11514
                    --------------------                                 -------

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

                             YES      X                NO
                                 -----------               -----------


As of August 4, 2002, the registrant had outstanding 2,317,843 common shares, $0.10 par value.

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                         MAX & ERMA'S RESTAURANTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS





                                                    August 4,
                                                      2002          October 28,
                ASSETS                              Unaudited          2001
                ------                            ------------       ---------

Current Assets:
Cash ..........................................   $  2,004,275    $  2,350,828
Inventories ...................................      1,046,598       1,032,202
Other Current Assets ..........................      2,707,709       1,845,585
                                                  ------------    ------------
Total Current Assets ..........................      5,758,582       5,228,615

Property - At Cost: ...........................     81,272,541      71,018,539
Less Accumulated Depreciation and Amortization      31,635,083      28,215,548
                                                  ------------    ------------
Property - Net ................................     49,637,458      42,802,991

Other Assets ..................................      7,549,702       6,901,361
                                                  ------------    ------------
Total .........................................   $ 62,945,742    $ 54,932,967
                                                  ============    ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current Liabilities:
Current Maturities of Long-Term Obligations ...   $  2,544,736    $  3,962,907
Accounts Payable ..............................      4,573,161       3,826,227
Accrued Payroll and Related Taxes .............      2,818,448       2,259,361
Accrued Liabilities ...........................      3,168,970       3,454,633
                                                  ------------    ------------
Total Current Liabilities .....................     13,105,315      13,503,128

Long-Term Obligations - Less Current Maturities     39,429,333      32,227,965

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
Authorized 5,000,000 Shares
Issued and Outstanding 2,317,843 Shares
   at 8/4/02 and 2,407,766 Shares at 10/28/01 .        231,784         240,777
Other Comprehensive Income ....................       (845,592)       (953,550)
Retained Earnings .............................     11,024,902       9,914,647
                                                  ------------    ------------
Total Stockholders' Equity ....................     10,411,096       9,201,874
                                                  ------------    ------------
Total .........................................   $ 62,945,742    $ 54,932,967
                                                  ============    ============


  (See notes to interim unaudited condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                    Twelve Weeks Ended           Forty Weeks Ended
                               ---------------------------   ----------------------------
                                   August 4,     August 5,     August 4,      August 5,
                                    2002           2001          2002           2001
                               ------------   ------------   ------------   -------------
REVENUES: ..................   $ 35,712,493   $ 33,055,576   $115,992,136   $108,680,770

COSTS AND EXPENSES:
Costs of Goods Sold ........      8,672,221      8,443,374     28,576,383     27,517,273
Payroll and Benefits .......     11,395,408     10,676,257     37,274,130     35,006,518
Other Operating Expenses ...     10,796,877     10,001,985     35,087,016     33,188,990
Pre-Opening Expenses .......        217,055         82,447        472,983        375,447
Administrative Expenses ....      2,926,622      2,404,917      9,341,889      7,895,170
                               ------------   ------------   ------------   ------------
Total Operating Expenses ...     34,008,183     31,608,980    110,752,401    103,983,398
                               ------------   ------------   ------------   ------------
Operating Income ...........      1,704,310      1,446,596      5,239,735      4,697,372

Interest Expense ...........        474,924        585,104      1,644,782      2,058,586
Minority Interest in Income
  of Affiliated Partnerships                        12,240         38,503         38,924
                               ------------   ------------   ------------   ------------


INCOME BEFORE INCOME TAXES .      1,229,386        849,252      3,556,450      2,599,862
INCOME TAXES ...............        348,000        207,000        993,000        683,000
                               ------------   ------------   ------------   ------------
NET INCOME .................   $    881,386   $    642,252   $  2,563,450   $  1,916,862
                               ============   ============   ============   ============



NET INCOME  PER SHARE:
    Basic ..................   $       0.38   $       0.27   $       1.10   $       0.80
                               ============   ============   ============   ============
    Diluted ................   $       0.34   $       0.25   $       0.99   $       0.75
                               ============   ============   ============   ============


SHARES OUTSTANDING:
   Basic ...................      2,319,028      2,365,184      2,336,895      2,389,393
                               ============   ============   ============   ============
   Diluted .................      2,582,193      2,567,074      2,597,210      2,542,389
                               ============   ============   ============   ============

  (See notes to interim unaudited condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                    Forty Weeks Ended
                                                                --------------------------
                                                                   August 4,     August 5,
                                                                    2002           2001
                                                                    ----           ----
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income ..................................................   $  2,563,450    $  1,916,862
Depreciation and amortization ...............................      4,263,757       4,124,056
Minority Interest in Income of Affiliated Partnerships ......         38,503          38,924
Changes in other assets and liabilities .....................       (620,456)     (1,021,466)
                                                                ------------    ------------
Net cash provided by operating activities ...................      6,245,254       5,058,376
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions ..........................................    (12,967,044)    (10,061,702)
Proceeds from sale of assets ................................      2,210,648       2,509,397
Increase in other assets ....................................       (113,124)        (20,383)
                                                                ------------    ------------
Net cash used by investing activities .......................    (10,869,520)     (7,572,688)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations ..............    (42,018,003)    (40,271,846)
Proceeds from long-term obligations .........................     47,954,882      42,876,626
Proceeds from sale of stock .................................        187,243         140,124
Purchase of common stock ....................................     (1,718,026)       (658,310)
Debt issue costs ............................................        (89,880)
Distributions to minority interests in Affiliated Partnership        (38,503)
                                                                ------------    ------------
Net cash provided by financing activities ...................      4,277,713       2,086,594
                                                                ------------    ------------

NET DECREASE IN CASH AND EQUIVALENTS ........................       (346,553)       (427,718)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD .................      2,350,828       2,761,842
                                                                ------------    ------------

CASH AND EQUIVALENTS AT END OF PERIOD .......................   $  2,004,275    $  2,334,124
                                                                ============    ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest (net of $299,000 and $302,000 capitalized
      in 2002 and 2001, respectively) .......................   $  2,263,384    $  2,776,183
  Income taxes ..............................................   $  1,810,949    $    850,010
Non-cash activities:
  Property additions financed by accounts payable ...........   $  1,635,743    $    762,516


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


2.       Recently Issued Financial Accounting Standards
         ----------------------------------------------

         Effective October 29, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of this statement did not have a material impact on its consolidated financial statements. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. Due to the adoption of SFAS No. 142, the Company does not amortize goodwill. The total net book value of goodwill at August 4, 2002 was $62,073. Amortization expense related to goodwill in the third quarter of fiscal 2001 and for the year-to-date 2001 period was $7,162 and $23,874, respectively. Additionally, certain intangible assets that were previously amortized and deemed to have an indefinite life are no longer amortized. These intangibles had a net book value of $1,066,157 as of August 4, 2002. Amortization expense related to these intangible assets in the third quarter of fiscal 2001 and for the year-to-date period was $5,643 and $18,832, respectively. Management has performed an analysis on the remaining intangibles and has concluded that there is not an impairment of such assets.

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

         In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. SFAS No. 146 changes the timing of when companies recognize costs associated with exit or disposal activities, so that the costs would generally be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, and could result in the Company recognizing the costs of future exit or disposal activities over a period of time as opposed to a single event.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL  CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------------------

REVENUES
--------

         Revenues for the third quarter of 2002 rose $2,656,000 or 8% from the third quarter of 2001. The increase was a result of i) the opening of one Max & Erma's restaurant during the fourth quarter of 2001, ii) the opening of three Max & Erma's restaurants during the first three quarters of 2002, and iii) an increase of $191,000 or 0.6% in same-store sales for restaurants opened at least 18 months (exclusive of two locations where a shopping mall and a freeway interchange, respectively, are undergoing major reconstruction).

         Year-to-date revenues increased $7,311,000 or 7% from 2001 to 2002. The increase was a result of i) the opening of five Max & Erma's restaurants during 2001 ii) the opening of three Max & Erma's restaurants during 2002, and iii) a year-to-date increase of $943,000 or 1.0% in same-store sales (exclusive of the freeway location described above).

         The same-store sales increases were a result of menu price increases of approximately 2% over last year and offset the loss of sales due to the elimination of coupon discounting, particularly during the first quarter of 2002. The third quarter of 2002 was the 13th consecutive quarter of positive same-store sales. However, same-store sales gains for the third quarter of 2002 were relatively modest due to a slowing economy. Management still anticipates continued positive same-store sales in the fourth quarter of 2002 and into 2003, because historically the Company's restaurants have performed well during economic slowdowns and with an overall average guest check under $11.00, Management believes the Company's restaurants still offer an attractive value.

         The Company expects to open three restaurants during the fourth quarter of 2002. All three restaurants were under construction at the end of the third quarter. The Company expects to open six to seven restaurants during 2003. At the end of the third quarter the Company owned two of the sites planned for 2003 and three additional sites were under contract to purchase or lease.

         The Company also expects the continued increase in franchise fees and royalties for the fourth quarter of 2002 and into 2003. Through the third quarter of 2002 three franchised restaurants have opened in Wilmington, Ohio, St. Louis, Missouri and Evansville, Indiana, increasing the number of franchised Max & Erma's restaurants to twelve. The Company anticipates the opening of six franchised restaurants during fiscal 2003, two of which were under construction at the end of the third quarter of 2002. Multi-store franchise development agreements have been signed for St. Louis, Milwaukee-Green Bay, Philadelphia, southern Indiana and the Wilkes-Barre/Scranton, Pennsylvania area, which require franchisees to open an additional 25 restaurants over the next ten years.

COSTS AND EXPENSES
------------------

         Cost of goods sold, as a percentage of revenues, decreased from 25.5% for the third quarter of 2001 to 24.3% for the third quarter of 2002. Year-to-date cost of goods sold, as a percentage of revenues, declined from 25.3% for 2001 to 24.6% for 2002. The decreases for both the quarter and year-to-date periods were a result of an across the board decline in almost all inventory cost categories, particularly beef, seafood and dairy prices which were higher than normal last year. An approximate menu increase of 2% over last year also helped reduce cost of goods sold, as a percentage of revenue.

         Payroll and benefits, as a percentage of revenues, declined from 32.3% for the third quarter of 2001 to 31.9% for the third quarter of 2002. Year-to-date payroll and benefits, as a percentage of revenues, declined from 32.2% for 2001 to 32.1% for 2002. Generally a more stable labor pool has allowed a leveling off of wage rates in 2002. This along with positive same-store sales and higher initial sales volumes at restaurants opened in 2002 have contributed to a decline in payroll costs, as a percentage of revenues. This decrease has been partially offset by higher benefits, primarily health insurance expense in 2002.

         Other operating expenses, as a percentage of revenues, decreased from 30.3% for the third quarter of 2001 to 30.2% for the third quarter of 2002 and year-to-date decreased from 30.5% for 2001 to 30.3% for 2002. The decreases were a result of reduced advertising and utility costs and offset higher occupancy costs.

         Pre-opening expenses, as a percentage of revenues, increased from 0.2% for the third quarter of 2001 to 0.6% for the third quarter of 2002. The increase was a result of costs incurred prior to three restaurant openings planned for the fourth quarter of 2002. Pre-opening expenses are incurred and expensed for up to six months prior to the opening of a restaurant. Year-to-date pre-opening expenses, as a percentage of revenues, remained constant at 0.4% of revenues.


ADMINISTRATIVE EXPENSES
-----------------------

         Administrative expenses, as a percentage of revenues, increased from 7.3% for the third quarter of 2001 to 8.2% for the third quarter of 2002. Year-to-date administrative expenses, as a percentage of revenues, increased from 7.3% for 2001 to 8.1% for 2002. In dollar terms administrative expenses increased 22% and 18% for the quarter and year-to-date periods, respectively. The increases were due to a percentage increase in dollars of expense which was greater than the increase in revenues. The dollar increase was due to raises for corporate personnel and significantly higher performance-based bonus expense related to 2002's operating results. Excluding bonus expense, administrative expenses increased 11% year-to-date from 2001 to 2002.

INTEREST EXPENSE
----------------

         Interest expense decreased 19% and 20%, respectively, from the third quarter and year-to-date periods of 2001 to 2002 due to declining interest rates. At August 4, 2002, the interest rate under the Company's revolving credit line was 5.0% as compared to 7.5% at August 5, 2001. Through the use of an interest rate swap the interest rate on a major portion of a term note is essentially fixed at approximately 9.5%. The interest rate on approximately 30% of the note's balance declined from 7.25% at August 5, 2001 to 5.0% at August 4, 2002. Total interest-bearing debt (term note and revolving credit line) increased from $32.5 million at August 5, 2001 to $33.1 million at August 4, 2002. The Company expects to close on the sale and lease-back of two restaurant properties during the fourth quarter of 2002 or shortly thereafter. The net proceeds of approximately $5.25 million plus $1.5 million in landlord construction allowance will be used to reduce borrowings under the Company's revolving credit line. The Company capitalized $299,000 and $302,000 of construction period interest during the first 40 weeks of 2002 and 2001, respectively.


INCOME TAXES
------------

         The Company's effective tax rate increased from 26.2% for the first 40 weeks of 2001 to 27.9% for the first 40 weeks of 2002. Due to the amount of FICA tax on tips credit earned by the Company, its effective tax rate is expected to remain approximately 28% for the remainder of 2002. The increase in the Company's effective tax rate from 2001 to 2002 is due to the fact that at higher levels of pre-tax income the credits have a lesser affect on reducing the Company's effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

         The Company's working capital ratio remained at .4 to 1 at October 28, 2001 and August 4, 2002. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first 40 weeks of 2002, the Company expended approximately $12,967,000 for property additions, $42,018,000 to reduce long-term obligations and $1,718,000 to repurchase approximately 128,000 shares of its common stock. Funds for such expenditures were provided primarily by $47,955,000 from proceeds of long-term obligations, $6,245,000 from operations, $2,211,000 from the sale of assets and $346,000 from cash on hand. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

         The Company intends to open three additional Max & Erma's restaurants during the remainder of 2002 and six to seven restaurants during fiscal 2003. At August 4, 2002, the Company was contractually committed to the purchase or lease of eight sites, three of which were under construction. Three additional sites had been approved and were in some stage of negotiations.

         The estimated cost to complete the eight restaurants that the Company is contractually committed to is approximately $11.9 million as of August 4, 2002. Funding for new restaurants is expected to be provided by cash flow from operations, the sale-leaseback of real estate, equipment leasing, landlord construction allowances and the Company's revolving credit line. At August 4, 2002, the Company had approximately $1.5 million available under its $12.8 million revolving credit line, approximately $8.0 million available under sale-leaseback commitments for three properties and approximately $1.7 million available under equipment lease commitments. During the second quarter of 2002 the Company amended its bank loan agreement. Under the amended agreement two term notes totaling $23.0 million were combined into one note with the combined principal amortization reduced from $1.0 million per quarter to $600,000 per quarter. Under the amended agreement the Company's revolving credit line remained at $12.8 million. The Company expects to complete the sale and leaseback of two properties during the fourth quarter of 2002 or shortly thereafter with net proceeds of approximately $5.25 million. Additionally, the Company expects to receive landlord construction allowances related to two locations totaling $1.5 million during the fourth quarter of 2002. The total receipts of $6.75 million will be used to reduce outstanding borrowings under the Company's revolving credit line and be available for future restaurant development.

         The Company has authorized the repurchase of 250,000 shares of its common stock from October 31, 2001 to October 31, 2002. At August 4, 2002, approximately 124,000 shares remain available for repurchase under the authorization. Funds for the repurchase of common stock will be provided by cash from operations and the Company's revolving credit line.


SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
----------------------------------------

         This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding continued positive same-store sales (paragraph 3), the value of dining at the Company's restaurants (paragraph 3), the opening of Company-owned restaurants (paragraphs 4 and 15), increased franchise fees and royalties (paragraph 5), the opening of franchised Max & Erma's restaurants (paragraph 5), the completion of sale-leaseback transactions and receipt of landlord construction allowances

(paragraphs 11 and 16), the Company's effective tax rate (paragraph 12), and the estimated costs and source of funds for new Company-owned restaurants (paragraph
16).

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


PART II - OTHER INFORMATION

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
         ---------------------------------

     (a)  Exhibits

         The exhibits listed in the accompanying index to exhibits on page 14 are filed as part of this report.

     (b)  Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MAX & ERMA'S RESTAURANTS, INC.
                         -----------------------------
                                 Registrant



                                               Todd B. Barnum
                             --------------------------------------------------
                                               Todd. B. Barnum
                                               Chairman of the Board
                                               (Chief Executive Officer)



                                               William C. Niegsch, Jr.
                             --------------------------------------------------
                                               William C. Niegsch, Jr.
                                               Executive Vice President &
                                               Chief Financial Officer




September 6, 2002
-----------------
Date

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Todd B. Barnum, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Max & Erma's Restaurants, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report.


Date: September 6, 2002


                                        /s/ Todd B. Barnum
                                        ----------------------------------------
                                        Todd B. Barnum, Chief Executive Officer
                                        Max & Erma's Restaurants, Inc.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William C. Niegsch, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Max & Erma's Restaurants, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report.


Date: September 6, 2002


                                        /s/ William C. Niegsch, Jr.
                                        ----------------------------------------
                                        William C. Niegsch, Jr., Executive Vice
                                        President & Chief Financial Officer,
                                        Max & Erma's Restaurants, Inc.

                          MAX & ERMA'S RESTAURANTS INC.

                                  EXHIBIT INDEX



Exhibit No.             Exhibit                                        Page No.
-----------             -------                                        --------

    2                   Not applicable

    3                   Not applicable

    4                   Not applicable

   11                   Not applicable

   15                   Not applicable

   18                   Not applicable

   19                   Not applicable

   22                   Not applicable

   23                   Not applicable

   24                   Not applicable

99.1                    Chief Executive Officer Certification Statement       15

99.2                    Chief Financial Officer Certification Statement       16