Form 10-K
period 2002-10-27
MAX & ERMAS RESTAURANTS INC
filed 2003-01-16
CIK 706471

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended October 27, 2002
                         Commission File Number: 0-11514

                         Max & Erma's Restaurants, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                  No. 31-1041397
----------------------------------------             ---------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

  4849 Evanswood Drive Columbus, Ohio                           43229
----------------------------------------             ---------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code   (614) 431-5800
                                                     ---------------------------

         Securities registered pursuant to Section 12(b) of the Act:

                  None

         Securities registered pursuant to Section 12(g) of the Act:

                  Common Shares, $.10 Par Value
                  -----------------------------
                         (title of class)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value has been computed by reference to the closing bid price of such stock, as of December 31, 2002.


            Total shares outstanding                                   2,367,788

            Number of shares owned beneficially
              and/or of record by directors and officers (1)           1,715,471

            Number of shares held by persons
              other than directors or officers                         1,004,317

            Closing bid price                                        $     14.71

            Market value of shares held by
              persons other than directors or officers               $14,773,503

(1) For purposes of this computation all officers and directors are included. Includes options to purchase 352,000 shares of common stock, all of which are presently exercisable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                             2,367,788 Common Shares
                      were outstanding at December 31, 2002


                       DOCUMENTS INCORPORATED BY REFERENCE


1.   Annual Report to Shareholders for the Fiscal Year Ended October 27, 2002
     (in pertinent parts, as indicated).....Parts II and IV.

2.   Proxy Statement for 2003 Annual Meeting of Shareholders (in pertinent parts, as indicated).....Part III.

                                     PART I

Item 1.  BUSINESS

         Max & Erma's Restaurants, Inc. (the "Company"), owns, operates and franchises (fourteen) a chain of eighty-one Max & Erma's restaurants at December 31, 2002. The Company is a Delaware corporation organized in 1982, as the successor to a restaurant business founded in 1971. The Company has registered the phrase "Max & Erma's - The Hometown Favorite" and its associated logo as a service mark with the United States Patent and Trademark Office.

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

         Max & Erma's restaurants are open for both lunch and dinner seven days a week. Hours of operation are generally 11:00 a.m. to midnight. During fiscal 2002, the average check was approximately $10.36 at lunch and $11.07 at dinner. The lunch and dinner meal periods accounted for approximately 39% and 61% of net sales, respectively. Alcoholic beverages constituted approximately 10.6% of net sales in fiscal 2002. Generally, the Company's business does not experience seasonal fluctuations of sales.

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

         The Company makes use of consumer focus groups to conduct marketing research. Management incorporates the findings of this market research in its advertising, menu development, employee training, and building design and decor. According to customers, the major point of difference between the Company and its competitors is that Max & Erma's restaurants are perceived as being more of a "fun place," an image the Company tries to foster in its advertising. The Company spent approximately 1.9% of sales on advertising in 2002. It primarily uses special events and localized store marketing designed to increase customer awareness and repeat business and to a lesser extent billboards, direct mail and radio.

         The Company owns the business, exclusive of the real estate, for sixty-six of the Max & Erma's restaurants in operation at December 31, 2002. The business and real estate for one restaurant is owned by a separate affiliated partnership. In addition to a 60% interest in the profits and losses of the affiliated partnership, the Company is paid an annual fee equal to 6% of gross revenues for managing the Max & Erma's restaurant owned by the partnership. The management contract provides for monthly payments to the Company for an initial term of two years and renewal terms aggregating 20 additional years upon the mutual agreement of the parties. As general partner the Company is potentially liable for 100% of the partnership losses.

         The Company franchises fourteen restaurants to unaffiliated franchisees. The first two franchised restaurants opened in 1998 in the Columbus and Cleveland, Ohio airports. Three franchised restaurants opened in fiscal 2000, two on the Ohio Turnpike and one in St. Louis, Missouri. In fiscal 2001, four franchised locations opened in the Dayton, Ohio airport, Sandusky, Ohio, Green Bay,

Wisconsin and Columbus, Ohio. In fiscal 2002 franchised locations opened in Wilmington, Ohio, St. Louis, Missouri and Evansville, Indiana. Terms of the agreements call for an initial franchise fee plus a monthly royalty generally equal to 4% of sales.

         Subsequent to October 27, 2002, franchised restaurants opened in Philadelphia, Pennsylvania and Edinburgh, Indiana. At December 31, 2002 two franchised restaurants were under construction in the Cincinnati and Cleveland, Ohio airports. In addition to the two franchised restaurants that opened early in fiscal 2003 and the two restaurants under construction at December 31, 2002, the Company anticipates the opening of two to three additional franchised restaurants during fiscal 2003. At December 31, 2002, the company had five multi-unit franchised agreements signed for the Milwaukee/Green Bay market, St. Louis, Philadelphia, Wilkes Barre/Scranton and Southern Indiana markets, requiring the total development of an additional 23 restaurants over the next nine years. At December 31, 2002, several additional multi-unit franchise agreements were being negotiated.

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

Employees

         At October 27, 2002, the Company had 4,892 employees, of which 1,929 were full-time restaurant employees, 2,640 were part-time restaurant employees, 90 were corporate staff personnel and 233 were restaurant managerial personnel. None of the Company's employees are represented by a labor union or a collective bargaining unit. The Company considers relations with its employees to be good.

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

         Restaurant operations are administered by a management staff headed by the Chief Operating Officer. Two Regional Vice Presidents of Operations report directly to the Chief Operating Officer. Sixteen regional managers, each of whom supervises the operations of four to five restaurants, report to either the Chief Operating Officer or to one of the Regional Vice President of Operations. Each restaurant has a general manager, who is responsible for training and supervising approximately 40 to 100 employees, and two or three assistant managers. Regional managers are responsible for hiring their general and assistant managers. General managers, with the assistance of the regional manager, are responsible for hiring restaurant employees. The Company seeks to hire experienced restaurant personnel who must complete a 14-week training program conducted by the Company before becoming an assistant manager. The Company has historically promoted from within to fill its regional and general manager positions.

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

Managing Partner Program

         At the start of 1999 the Company introduced its Managing Partner Program on a test basis. Nine eligible general managers and the Company entered into five-year agreements in which the general manager places 1,000 shares of Max & Erma's common stock which he or she owns in escrow with the Company and agrees to manage their restaurant for a five year period. The shares of stock are forfeited if the general manager terminates their employment during the term of the agreement. In return the Company agrees to not relocate the general manager during the term of the agreement. During the term of the agreement the general manager's base salary is fixed. As additional compensation they receive 25% of the increase in profit before fixed expenses over a pre-established base profit (generally the average of profit before fixed expenses for the most recent three fiscal years). The Company believes the program encourages the general manager to both build sales and control margins, creates a sense of ownership, reduces management turnover and promotes a longer-term perspective. Additional Managing Partner Agreements were entered into at the start of each fiscal year since 1999. At the end of fiscal 2002, the Company had a total of 23 Managing Partners. The Company added eight additional Managing Partners at the start of fiscal 2003.

Purchasing and Inventory

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

Future Expansion

         The Company intends to open six to seven additional Max & Erma's restaurants during fiscal 2003, three of which were under construction at October 27, 2002. All but four of the existing Max & Erma's restaurants are located in suburban areas. Of the existing Company-owned Max & Erma's restaurants, 50 are freestanding and 17 are in-line shopping center/mall locations. The following table sets forth the location of each Company-owned Max & Erma's restaurant as of December 31, 2002 and the locations of restaurants currently under negotiation or development and scheduled to open during fiscal 2003 and 2004:

                                           Max & Erma's
                                           ------------
                                Existing            Under Development
                                --------            -----------------
GEORGIA
     Atlanta                        2                      --
ILLINOIS
     Chicago                        8                      --
INDIANA
     Indianapolis                   5                      --
KENTUCKY
     Lexington                      2                      --
     Louisville                     2                       1
MICHIGAN
     Ann Arbor                      1                      --
     Detroit                        7                       1
     Grand Rapids                   2                      --
     Lansing                        1
NORTH CAROLINA
     Charlotte                      2                      --
OHIO
     Akron                          1                      --
     Cincinnati                     3                       1
     Cleveland                      4                       1
     Columbus                      11                       1
     Dayton                         3                      --
     Toledo                         1                       1
     Niles                          1                      --
PENNSYLVANIA
     Pittsburgh                     9                      --
     Erie                           1                      --
TENNESSEE
     Nashville                     --                       1
VIRGINIA
     Norfolk                        1                      --
     Virginia Beach                --                       1

     TOTAL                         67                       8

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

         In addition to the other information in this Report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results of operations for fiscal 2003 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

1. Dependence on Senior Management. The Company's three senior management officials have over 77 years combined experience with the Company. Although the Company has attempted to develop additional management capabilities, the loss of one or more of the three senior executives could have a material adverse effect on the Company.

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

Item 2.  PROPERTIES

         All but one of the Company's restaurants are occupied under leases expiring from 2003 to 2025, with most leases having renewal options for five to twenty additional years. Restaurant leases are generally collateralized by liens on leasehold improvements, equipment, furniture and fixtures. The Company leases its executive offices (24,000 square feet) and general warehouse and storage facilities (17,000 square feet) in Columbus, Ohio under an operating lease expiring in January 2009.

         The last 49 Max & Erma's restaurants to open are based on one of three similar prototype designs. The prototype gives Max & Erma's restaurants a distinct identity and emphasizes an unpretentious neighborhood ambiance. The prototype design downplays the use of brass, Tiffany lamps and other design features common to many other casual dining restaurants. Max & Erma's restaurants established prior to the introduction of the prototype vary in design and appearance, but average 6,000 square feet and seat an average of 160 customers. Most of the older restaurants have been remodeled or redecorated to the prototype look. The majority of the freestanding prototypes are approximately 6,800 or 5,500 square feet depending on the size of the site and its sales potential and seat 210 or 175 patrons, respectively, for dining in addition to the bar area. A 30 to 40 seat seasonal patio area is optional depending on the site and location. The prototype design is readily adaptable to a variety of sites including shopping center and mall locations. During 2002, a third version of the prototype building was designed. It is approximately 5,700 square feet, and seats approximately 190. Two prototype buildings of this design were built during 2002. It is anticipated that this design will be used for all future restaurants.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

         STOCKHOLDER MATTERS

         The information contained under the captions "SELECTED QUARTERLY FINANCIAL DATA" and "SHAREHOLDER INFORMATION" is incorporated herein by reference to the inside back cover of the Company's Annual Report to Shareholders for the fiscal year ended October 27, 2002.

Item 6.  SELECTED FINANCIAL DATA

         Information required under this Item is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 27, 2002, page 5.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required under this Item is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 27, 2002, pages 6 through 9.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of October 27, 2002, the Company's total long-term indebtedness (including current maturities) was approximately $28.8 million, which represents the balance due under the Company's revolving credit agreement and bears interest at variable rates. A one percentage point increase or decrease in interest rates could increase or decrease the Company's pre-tax income by approximately $288,000. Based upon quarter ending balances, the average borrowings under the Company's revolving credit agreement during 2002 was $29.3 million. The high and low balance outstanding under the revolving credit agreement during 2002 was $34.0 million and $25.2 million, respectively. As required under the Company's revolving credit agreement, the Company has entered into a $20,000,000 partial interest rate protection agreement. The agreement converts $20,000,000 of the Company's borrowings from variable rate to fixed rate beginning November 1, 2001, unless LIBOR exceeds 7.0%. If LIBOR exceeds 7.0%, then the interest rate is increased by the excess. For a further description of the Company's indebtedness, see Item 8, Financial Statements and Supplementary Data - Notes 3 and 4 to the Consolidated Financial Statements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated balance sheets as of October 27, 2002 and October 28, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 27, 2002, and the related notes to the consolidated financial statements together with the independent auditors' report thereon and the Selected Quarterly Financial Data are incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 27, 2002, pages 10 through 20 and the inside back cover.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

PART III

Items 10, 11, 12 and 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:
         EXECUTIVE COMPENSATION: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT: AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under these Items is incorporated herein by reference to the Company's Proxy Statement for 2003 Annual Meeting of Stockholders to be held on April 11, 2003, pursuant to Regulation 14A.

PART IV

Item 14.  Controls and Procedures

As of a date within 90 days of the date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

Additionally, there were no significant changes in the Company's internal controls that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1) and (2) and (d): Financial Statements The financial statements listed in the accompanying index to financial statements on page 15 are filed as part of this report.

         (a)(3) and (c): Exhibits The exhibits listed in the accompanying index to exhibits on pages 16 through 17 are filed as part of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 16, 2003                Max & Erma's Restaurants, Inc.

                                       By: */s/Todd B. Barnum
                                          ---------------------------
                                       Todd B. Barnum
                                       Chairman of the Board,
                                       Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 15th day of January, 2002.

Signature                                                     Title
---------                                                     -----
*/s/ Todd B. Barnum                                           Chairman of the Board, Chief Executive
------------------------------------                          Officer and President, Director (Principal
     Todd B. Barnum                                           Executive Officer)

*/s/ Mark F. Emerson                                          Chief Operating Officer, Director
------------------------------------
     Mark F. Emerson

*/s/ William C. Niegsch, Jr.                                  Executive Vice President and Chief
------------------------------------                          Financial Officer, Director,
     William C. Niegsch, Jr.                                  (Principal Financial and Accounting Officer)

*/s/ William E. Arthur                                        Director
------------------------------------
     William E. Arthur

*/s/ Robert A. Rothman                                        Director
------------------------------------
     Robert A. Rothman

*/s/ Roger D. Blackwell                                       Director
------------------------------------
     Roger D. Blackwell

*/s/ Michael D. Murphy                                        Director
------------------------------------
     Michael D. Murphy

*/s/ Thomas R. Green                                          Director
------------------------------------
     Thomas R. Green

*/s/ William C. Niegsch, Jr.
------------------------------------
     William C. Niegsch, Jr.
     Attorney-in-Fact

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Todd Barnum, certify that:

         1. I have reviewed this annual report on Form 10-K of Max & Erma's Restaurants, Inc.:

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal control and in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 16, 2003
                                       Todd B. Barnum
                                       -----------------------------------------
                                       Todd B. Barnum, Chief Executive Officer
                                       Max & Erma's Restaurants, Inc.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William C. Niegsch, certify that:

         1. I have reviewed this annual report on Form 10-K of Max & Erma's Restaurants, Inc.:

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal control and in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 16, 2003

                                       William C. Niegsch, Jr.
                                       -----------------------------------------
                                       William C. Niegsch, Jr., Executive Vice
                                       President & Chief Financial Officer
                                       Max & Erma's Restaurants, Inc.

                 MAX & ERMA'S RESTAURANTS, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                ITEMS 8, 14(a)(1)



                                                                                        REFERENCE PAGE
                                                                                         ANNUAL REPORT
                                                                                        TO SHAREHOLDERS
                                                                                        ---------------
The following items are required to be
included in Items 8 and 14(a)(1) and
are incorporated by reference from the
attached Annual Report to Shareholders
of Max & Erma's Restaurants, Inc. for
the fiscal year ended October 27, 2002:

- Consolidated Balance Sheets as of
  October 27, 2002 and October 28, 2001
- For the years ended October 27, 2002,                                                       10-11
  October 28, 2001 and October 29, 2000
  - Consolidated Statements of Income
  - Consolidated Statements of Stockholders' Equity                                              12
  - Consolidated Statements of Cash Flows                                                        13
                                                                                                 14
- Notes to Consolidated Financial Statements
- Independent Auditors' Report
- No financial statement schedules are required                                               15-19
  to be filed because the conditions requiring                                                   20
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

                               REPORT ON FORM 10-K

                         MAX & ERMA'S RESTAURANTS, INC.

                                INDEX TO EXHIBITS


Exhibit
  No.                                      Description                                           Page No.
-------                                    -----------                                           --------
   2             Plan and Agreement of Reorganization, as amended October 15,      Reference is made to Exhibit 2 of
                 1991.                                                             Report on Form 10-K filed January
                                                                                   24, 1992.
 3(a)            Restated Certificate of Incorporation, as amended April 4, 1985.  Reference is made to Exhibit 4(c) of
                                                                                   Report on Form 10-Q filed June 26,
                                                                                   1985.
 3(b)            Restated By-Laws, as amended April 4, 1985.                       Reference is made to Exhibit 4(d) of
                                                                                   Report on Form 10-Q filed June 26,
                                                                                   1985.
 3(c)            Certificate of Amendment of Certificate of Incorporation          Reference is made to Exhibit 3(c) of
                 September 22, 1986.                                               Report on Form 10-K filed January
                                                                                   23, 1987.
 3(d)            Certificate of Amendment of Certificate of Incorporation May      Reference is made to Exhibit 3(d) of
                 30, 1990.                                                         Report on form 10-K filed January
                                                                                   25, 1991.
   4             Form of Common Stock Certificate.                                 Reference is made to Exhibit 4(a) of
                                                                                   Registration Statement on Form S-1
                                                                                   (Registration No. 2-85585).
 10(a)           Max & Erma's Ltd. Agreement of Limited Partnership, dated May     Reference is made to Exhibit 10(b)
                 17, 1972.                                                         of Registration Statement on Form
                                                                                   S-1 (Registration No. 2-85585).
 10(b)           First Amendment to Agreement of Limited Partnership of Max &      Reference is made to Exhibit 10(b)
                 Erma's Ltd., dated September 9, 1974.                             of Registration Statement on Form
                                                                                   S-1 (Registration No. 2-85585).
 10(c)           Letter Agreement between Nine Limited Leasing, Max & Erma's,      Reference is made to Exhibit 10(bb)
                 Inc., and Max & Erma's Indianapolis, Ltd., dated April 24, 1977.  of Registration Statement on Form
                                                                                   S-1 (Registration No. 2-85585).
 10(d)           Letter Agreement between Nine Limited Leasing, Max & Erma's,      Reference is made to Exhibit 10(dd)
                 Inc., and Max & Erma's East, Ltd., dated May 27, 1977.            of Registration Statement on Form
                                                                                   S-1 (Registration No. 2-85585).
 10(e)           Letter Agreement between Nine Limited Leasing, Max & Erma's,      Reference is made to Exhibit 10(ee)
                 Inc., and Max & Erma's Dayton, Ltd., dated October 1, 1977.       of Registration Statement on Form
                                                                                   S-1 (Registration No. 2-85585).
 10(f)           Letter Agreement between Nine Limited Leasing, Max & Erma's,      Reference is made to Exhibit 10(gg)
                 Inc., and Max & Erma's North, Ltd., dated December 28, 1981.      of Registration Statement on Form
                                                                                   S-1 (Registration No. 2-85585).
10(g)*           1992 Stock Option Plan.                                           Reference is made to Exhibit 10(q)
                                                                                   of Report on Form 10-K filed January
                                                                                   25, 1993.
10(h)*           1996 Stock Option Plan.                                           Reference is made to Exhibit 10(p)
                                                                                   of Report on Form 10-K filed January
                                                                                   1996.
10(i)*           2002 Stock Option Plan.                                           Reference is made to Exhibit 4(a) of
                                                                                   Form S-8 filed June 28, 2002.
10(j)*           Indemnification Agreement (form) between Max & Erma's             Reference is made to Exhibit 10(y)
                 Restaurants, Inc. and each of its directors dated as of June      of Report on Form 10-K filed January
                 18, 1986.                                                         23, 1987.

10(k)*           Written description of split dollar life insurance program for    Reference is made to footnote 3 to the
                 officers.                                                         Summary Compensation Table
                                                                                   presented in the Company's Proxy
                                                                                   Statement for the 2003 Annual
                                                                                   Meeting of Shareholders, which is
                                                                                   incorporated by Reference herein.
10(l)*           Board of Directors' Resolution adopted November 2, 1987           Reference is made to Exhibit 10(dd)
                 relating to split dollar life insurance program for officers.     of Report on Form 10-K filed January
                                                                                   25, 1993.
10(m)*           Board of Directors' Resolution adopted October 19, 1992           Reference is made to Exhibit 10(ee)
                 relating to split dollar life insurance program for officers.     of Report on Form 10-K filed January
                                                                                   25, 1993.
10(n)*           Form of Severance Agreement in Event of Change In Control for     Reference is made to Exhibit 10(m)
                 Senior Executive Officers.                                        of Report on Form 10-K filed January
                                                                                   18, 2000.
10(o)*           List of Senior Executive Officers with Severance Agreements in    Reference is made to Exhibit 10(n)
                 the form of Exhibit 10(m).                                        of Report on Form 10-K filed January
                                                                                   18, 2000.
10(p)*           Form of Severance Agreement in Event of Change In Control for     Reference is made to Exhibit 10(o)
                 Officers.                                                         of Report on Form 10-K filed January
                                                                                   18, 2000.
10(q)*           List of Officers with Severance Agreements in the form of
                 Exhibit 10(p).
 10(r)           Fourth Amended and Restated Revolving Credit Agreement dated      Reference is made to Exhibit 10(q)
                 October 19, 2001, between Max & Erma's Restaurants, Inc. and      of Report on Form 10-K filed January
                 The Provident Bank.                                               15, 2001.
 10(s)           Amendment to Fourth Amended and Restated Revolving Credit
                 Agreement between Max & Erma's Restaurants, Inc. and The
                 Provident Bank.
  13             Portions of the Annual Report to Stockholders for the
                 Fiscal Year ended October 27, 2002, incorporated herein
                 by reference (except for those pages which are
                 specifically incorporated by reference, the Company's
                 Annual Report to stockholders is not to be deemed as
                 filed as part of this report).
  23             Consents of Experts and Counsel.
  24             Power of Attorney.
 99.1            Chief Executive Officer Certification Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.
 99.2            Chief Financial Officer Certification Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of the Report on Form 10-K.