Form 10-Q
period 2003-02-16
MAX & ERMAS RESTAURANTS INC
filed 2003-03-20
CIK 706471

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)



For Quarter Ended    February 16, 2003      Commission file number   0-11514
                    -------------------                            ----------


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


Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   YES                    NO   X
                                       -----                 -----


As of the close of the period covered by this report, the registrant had outstanding 2,468,344 common shares.

                   MAX & ERMA'S RESTAURANTS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         February 16,
                        ASSETS                               2003               October 27,
                                                         (UNAUDITED)                2002
                                                         ------------           ------------
Current Assets:
Cash                                                     $  2,545,606           $  3,406,702
Inventories                                                 1,215,055              1,096,228
Other Current Assets                                        1,580,082              1,146,941
                                                         ------------           ------------
Total Current Assets                                        5,340,743              5,649,871

Property - At Cost:                                        84,607,729             80,116,750
Less Accumulated Depreciation and Amortization             33,952,809             32,423,502
                                                         ------------           ------------
Property - Net                                             50,654,920             47,693,248

Other Assets                                                8,410,713              8,628,311
                                                         ------------           ------------
Total                                                    $ 64,406,376           $ 61,971,430
                                                         ============           ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Obligations              $  2,622,712           $  2,548,008
Accounts Payable                                            4,291,956              4,596,833
Accrued Payroll and Related Taxes                           2,488,548              2,877,095
Accrued Liabilities                                         3,952,025              3,729,604
                                                         ------------           ------------
Total Current Liabilities                                  13,355,241             13,751,540

Long-Term Obligations - Less Current Maturities            38,610,953             36,862,008

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
   Authorized 500,000 Shares - none outstanding
     Common Stock - $.10 Par Value;
   Authorized 5,000,000 Shares,
   Issued and Outstanding 2,468,344 Shares
   at 2/16/03 and 2,346,798 Shares at 10/27/02                246,834                234,680
Additional Capital                                            183,350
Accumulated Other Comprehensive Loss                         (806,085)              (794,290)
Retained Earnings                                          12,816,083             11,917,492
                                                         ------------           ------------
Total Stockholders' Equity                                 12,440,182             11,357,882
                                                         ------------           ------------
Total                                                    $ 64,406,376           $ 61,971,430
                                                         ============           ============


                         MAX & ERMA'S RESTAURANTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                      Sixteen Weeks Ended
                                                                ---------------------------------
                                                                February 16,         February 17,
                                                                   2003                 2002
                                                                -----------          -----------
REVENUES:                                                       $49,207,603          $44,494,582

COSTS AND EXPENSES:
Costs of Goods Sold                                              11,912,018           11,033,539
Payroll and Benefits                                             15,871,669           14,289,533
Other Operating Expenses                                         15,447,021           13,804,575
Pre-Opening Expenses                                                201,137              187,434
Administrative Expenses                                           4,052,195            3,415,082
                                                                -----------          -----------
Total Operating Expenses                                         47,484,040           42,730,163
                                                                -----------          -----------
Operating Income                                                  1,723,563            1,764,419
Interest Expense                                                    487,719              634,645
Minority Interest in Income of Affiliated Partnerships                                    19,251
                                                                -----------          -----------
INCOME BEFORE INCOME TAXES                                        1,235,844            1,110,523
INCOME TAXES                                                        328,000              292,000
                                                                -----------          -----------
NET INCOME                                                      $   907,844          $   818,523
                                                                ===========          ===========


NET INCOME PER SHARE:
   Basic                                                        $      0.38          $      0.35
                                                                ===========          ===========
   Diluted                                                      $      0.34          $      0.31
                                                                ===========          ===========


SHARES OUTSTANDING:
   Basic                                                          2,384,445            2,370,164
                                                                ===========          ===========
   Diluted                                                        2,702,461            2,629,291
                                                                ===========          ===========

                         MAX & ERMA'S RESTAURANTS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Sixteen Weeks Ended
                                                                       -----------------------------------
                                                                       February 16,           February 17,
                                                                           2003                   2002
                                                                       ------------           ------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                             $    907,844           $    818,523
Depreciation and amortization                                             1,868,112              1,652,315
Minority interest in income of Affiliated Partnerships                                              19,251
Changes in other assets and liabilities                                    (334,862)              (384,128)
                                                                       ------------           ------------
Net cash provided by operating activities                                 2,441,094              2,105,961
                                                                       ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                       (5,484,419)            (4,336,684)
Proceeds from sale of assets                                                  3,693                  2,300
Decrease in other assets                                                    164,885                 51,781
                                                                       ------------           ------------
Net cash used by investing activities                                    (5,315,841)            (4,282,603)
                                                                       ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                          (16,921,781)           (17,322,714)
Proceeds from long-term obligations                                      18,749,181             20,651,333
Proceeds from sale of stock                                                 186,251                127,868
Purchase of common stock                                                                        (1,601,805)
Distributions to minority interests in Affiliated Partnership                                      (19,251)
                                                                       ------------           ------------
Net cash provided by financing activities                                 2,013,651              1,835,431
                                                                       ------------           ------------

NET DECREASE IN CASH AND EQUIVALENTS                                       (861,096)              (341,211)
CASH AND EQUIVALENTS AT
  BEGINNING OF PERIOD                                                     3,406,702              2,350,828
                                                                       ------------           ------------

CASH AND EQUIVALENTS AT END OF PERIOD                                  $  2,545,606           $  2,009,617
                                                                       ============           ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                             $    940,228           $  1,179,595
  Income taxes                                                         $    132,908           $    428,650
Non-cash activities:
  Property additions financed by accounts payable                      $  1,010,313           $    701,288


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

         The Company and its Affiliated Partnership each have a 52-53 week fiscal year, which ends on the last Sunday in October. Fiscal 2002 and 2003 each consist of 52 weeks and include one sixteen-week and three twelve-week quarters.

2.       Recently Issued Financial Accounting Standards
         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," ("SFAS 4"). SFAS 145 will be effective for fiscal years beginning after May 15, 2002 (fiscal 2003 for the Company). Losses on extinguishment of debt previously classified as extraordinary charges will be reclassified to conform to the provisions of SFAS 145.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation, amends the disclosure provisions of SFAS 123 and amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Gurantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the current fiscal year. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The adoption of the initial recognition and measurement provisions of FIN 45 did not have a material impact on the Company's financial condition or results of operations.

         In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The initial adoption of this accounting pronouncement did not have a material impact on the Company's consolidated financial statements.

3.       Stock Options
         During the three months ended February 16, 2003, the Company's stock options activity and weighted average exercise prices were as follows:


                                                       Shares     Exercise Price
         Outstanding, October 27, 2002                522,200           $  7.77
         Granted                                      155,000           $ 14.20
         Exercised                                   (236,000)          $ (7.68)
                                                    ---------
         Outstanding, February 16, 2003               441,200           $ 10.08
                                                    =========

         The Company accounts for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded in all years presented because all stock options were granted at an exercise price equal to the fair market value of the Company's stock on the date of the grant. If compensation expense for the Company's stock option grants had been determined based on their estimated fair value at the grant dates, the Company's net income and earnings per share for the quarter ending February 16, 2003 would have been as follows:

        Net income, as reported                                     $ 907,844
        Deduct: total stock-based compensation expense
        determined under the fair value method for all
        awards, net of related tax benefits                          (341,622)
                                                                    ---------
        Pro forma net income                                        $ 566,222
                                                                    =========

        Earnings per common share, basic:

                    As reported                                     $    0.38
                                                                    =========
                    Pro forma                                       $    0.24
                                                                    =========
        Earnings per common share, diluted:
                    As reported                                     $    0.34
                                                                    =========
                    Pro forma                                       $    0.21
                                                                    =========

        The fair value of options granted was estimated on the date of the grant using the Black-Scholes option-pricing model.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

REVENUES

         Revenues for the first quarter of 2003 increased $4,713,000 or 10.6% from the first quarter of 2002. The increase was a result of i) the opening of six Max & Erma's restaurants during 2002 and ii) increased franchise fees and royalties from the opening of three franchised Max & Erma's restaurants during 2002 and the opening of two franchised restaurants during the first quarter of 2003. These increases were offset by a $437,000 or 1% decline in same-store sales for restaurants opened at least 18 months.

         The decline in same-store sales is the first quarterly decline in the last 15 quarters and is largely due to a winter storm which hit the mid-west on Valentine's Day weekend, the last weekend of the quarter. The Company estimates it lost approximately $350,000 in sales during the last three days of the first quarter of 2003. Prior to the last three days of the quarter, same-store sales had declined approximately 0.4% or $168,000 from the first quarter of 2002 to the first quarter of 2003. Management believes this slight decline was a result of the overall harsh winter in 2003 as compared to a relatively mild winter in 2002 and a general decline in the overall economy. The decline reflects a 2.7% decline in customer counts which was offset by an approximate 1.5% menu price increase over last year.

         The Company expects to open six to seven Company-owned restaurants during the remainder of 2003. Three restaurants were under construction at the end of the first quarter of 2003, two of which opened early in the second quarter. The Company owned one additional site and was under contract to purchase or lease two other sites. Additionally, the Company was in final stages of negotiations to purchase or lease seven additional locations, which would open through 2004.

         The Company also expects increased franchise fees and royalties in 2003. For the first quarter, franchise fees and royalties increased from $144,000 for 2002 to $393,000 for 2003. The number of franchised restaurants increased from nine at the end of the second quarter of 2002 to fourteen at the end of the first quarter of 2003. Two franchised restaurants opened during the first quarter of 2003 in Downingtown, Pennsylvania and Edinburgh, Indiana. Two additional franchised restaurants were under construction in the Cleveland and Cincinnati, Ohio airports. Including the two restaurants under construction, the Company anticipates the opening of four additional franchised restaurants during the remainder of 2003.


COSTS AND EXPENSES

         Cost of goods sold, as a percentage of revenues decreased from 24.8% for the first quarter of 2002 to 24.2% for the first quarter of 2003. The decrease was a result of an approximately 1.5% menu price increase over last year and slightly reduced produce and dairy prices. Most other inventory costs remained relatively stable.

         Payroll and benefits, as a percentage of revenues, increased slightly from 32.1% for the first quarter of 2002 to 32.3% for the first quarter of 2003 due entirely to higher health insurance expense. Health insurance expense increased 40 basis points from the first quarter of 2002 to the first quarter of 2003 due to the rising cost of health care. Other than health insurance expense, there has been a leveling off in wage rates during the last two years, which has allowed payroll and benefits expense to generally stabilize.

         Other operating expenses, as a percentage of revenues, increased from 31.0% for the first quarter of 2002 to 31.4% for the first quarter of 2003. The increase was due to slightly higher natural gas costs and higher occupancy costs.

         Pre-opening expenses, as a percentage of revenues, remained constant at 0.4% for both the first quarter of 2002 and 2003. The Company opened one restaurant during the first quarter of 2002. No restaurants were opened during the first quarter of 2003, however, most of the pre-opening expenses for two restaurants opened early in the second quarter of 2003 was actually incurred and expensed during the first quarter.

ADMINISTRATIVE EXPENSES

         Administrative expenses, as a percentage of revenues, increased from 7.7% for the first quarter of 2002 to 8.2% for the first quarter of 2003. In dollar terms, administrative expenses increased 19% from the first quarter of 2002 to the first quarter of 2003. The increase was, in part, a result of raises for corporate personnel, higher recruiting costs, a market research study performed during 2003 and the addition of a second Regional Vice President during mid 2002, two additional regional managers and several additional corporate support personnel, all of which relates to providing support for additional company-owned and franchised restaurants.

INTEREST EXPENSE

         Interest expense decreased 23% from the first quarter of 2002 to the first quarter of 2003 due primarily to declining interest rates. At February 16, 2003, the interest rate under the Company's revolving credit line was 4.5% versus 5.0% at February 17, 2002. Through the use of an interest rate swap, the interest rate on approximately 65% of the Company's term note is essentially fixed at approximately 9.5%. The interest rate on approximately 35% of the term note declined from 5.0% at February 17, 2002 to 4.5% at February 16, 2003. Total interest bearing debt remained essentially unchanged at $31.6 million at both February 17, 2002 and February 16, 2003. Additionally, since the first quarter of 2002, the Company has repurchased very few shares of its common stock and essentially used cash flow to repay stock related borrowings under its credit line. As a result, most of the outstanding borrowings under its credit line are construction related with the related interest being capitalized. The Company capitalized $188,000 during the first quarter of 2003 versus $155,000 during the first quarter of 2002.


INCOME TAXES

         The Company's effective tax rate remained relatively constant at approximately 26.5% and the first quarter of 2003. The Company expects its effective tax rate will remain in the 26 to 28 percent range for fiscal 2003.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital ratio remained at .4 to 1 at October 27, 2002 and February 16, 2003. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first quarter of 2003, the Company expended approximately $5,484,000 for property additions, and $16,922,000 to reduce long-term obligations. Funds for such expenditures were provided primarily by $18,749,000 from proceeds of long-term obligations, $2,441,000 from operations and $861,000 from cash on hand. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

         The Company intends to open six to seven Max & Erma's restaurants during the remainder of 2003 and seven to eight Max & Erma's restaurants during fiscal 2004. At February 16, 2003, the Company was contractually committed to the purchase or lease of six sites, three of which were under construction. Seven additional sites had been approved and were in some stage of negotiations.

         The estimated cost to complete the six restaurants that the Company is contractually committed to is approximately $7.0 million as of February 16, 2003. Funding for new restaurants is expected to be provided by cash flow from operations, the sale-leaseback of real estate, equipment leasing and the Company's revolving credit line. At February 16, 2002, the Company had approximately $4.9 million available under its $15.0 million revolving credit line, approximately $16.0 million available under sale-leaseback commitments for six properties and approximately $2.7 million available under equipment lease commitments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's Discussion and Analysis of Operations and Financial Condition discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

Derivative Instruments
The Company utilizes interest rate swap agreements to manage interest rate exposure on floating-rate obligations. It does not use derivative instruments unless there is an underlying exposure and, therefore, does not use derivative instruments for trading or speculative purposes. The evaluation of hedge effectiveness is subject to assumptions based on the terms and timing of the underlying exposures. All derivative instruments are recognized in the Consolidated Balance Sheets at fair value.

Asset Impairments
The Company reviews each restaurant to ascertain whether property and equipment, goodwill, and other intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, the Company will recognize an impairment loss in an amount necessary to write down the assets to a fair value as determined from expected future discounted cash flows.

Same-Store Sales
The Company discloses certain information regarding the performance of certain restaurants in operation at least 18 consecutive months in its management's discussion and analysis. Management excludes restaurants from this calculation that do not meet this definition. In addition, restaurants are excluded when unusual events or circumstances outside the Company's control significantly change the business of the restaurant.

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

         This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding estimated lost sales during the first quarter of 2003 (paragraph 2), the belief that the first quarter decline in same-store sales was weather related (paragraph 2), the expected opening of new Company-owned restaurants (paragraph 3 and 14), the expectation of increased franchise fees and royalties (paragraph 4), the expected opening of franchised restaurants (paragraph 4), the Company's expected effective tax rate for 2003 (paragraph 11), the estimated cost to complete the Max & Erma's which were committed to at February 16, 2003 (paragraph 15) and the expected source of funds for new Max & Erma's restaurants (paragraph 15).

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk results from fluctuations in interest rates. The Company is exposed to interest rate risk through borrowings under its revolving credit agreement, which permits borrowings up to $35.6 million. To minimize the effect of interest rate fluctuations, the Company has entered into an interest swap arrangement. Under this agreement, the Company pays a fixed rate of interest on a portion of the outstanding balance.

ITEM 4 - CONTROLS AND PROCEDURES

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


                                       MAX & ERMA'S RESTAURANTS, INC.
                                           Registrant



                                           Todd B. Barnum
                                       -------------------------------------
                                           Todd. B. Barnum
                                           Chairman of the Board and
                                           Chief Executive Officer



                                           William C. Niegsch, Jr.
                                       -------------------------------------
                                           William C. Niegsch, Jr.
                                           Executive Vice President &
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)




      March 20, 2003
-------------------------
         Date

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal control and in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003
                                        Todd B. Barnum
                                        --------------------------------------
                                        Todd B. Barnum, Chief Executive Officer
                                        Max & Erma's Restaurants, Inc.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William Niegsch, Jr., certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal control and in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003
                               William C. Niegsch, Jr.
                               ------------------------------------------------
                               William C. Niegsch, Jr., Executive Vice President & Chief Financial Officer
                               Max & Erma's Restaurants, Inc.

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