Form 10-Q
period 2003-05-12
MAX & ERMAS RESTAURANTS INC
filed 2003-06-12
CIK 706471

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended     May 12, 2003         Commission file number     0-11514
                    ----------------                                -----------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                   YES                       NO       X
                                      ---------------          ----------------

As of the close of the period covered by this report, the registrant had outstanding 2,471,506 common shares, $0.10 par value.

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                         MAX & ERMA'S RESTAURANTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      May 11,
                                                                       2003              October 27,
                                                                   (Unaudited)              2002
                                                                  -------------         -------------
                                           ASSETS

Current Assets:
Cash                                                               $  2,843,723         $  3,406,702
Inventories                                                           1,177,032            1,096,228
Other Current Assets                                                  2,246,187            1,146,941
                                                                   ------------         ------------
Total Current Assets                                                  6,266,942            5,649,871

Property - At Cost:                                                  80,666,419           80,116,750
Less Accumulated Depreciation and Amortization                       34,985,490           32,423,502
                                                                   ------------         ------------
Property - Net                                                       45,680,929           47,693,248

Other Assets                                                          8,569,807            8,628,311
                                                                   ------------         ------------
Total                                                              $ 60,517,678         $ 61,971,430
                                                                   ============         ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current Maturities of Long-Term Obligations                        $  2,624,970         $  2,548,008
Accounts Payable                                                      4,822,756            4,596,833
Accrued Payroll and Related Taxes                                     2,852,977            2,877,095
Accrued Liabilities                                                   3,024,444            3,729,604
                                                                   ------------         ------------
Total Current Liabilities                                            13,325,147           13,751,540

Long-Term Obligations - Less Current Maturities                      33,933,720           36,862,008

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
   Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
   Authorized 5,000,000 Shares,
   Issued and Outstanding 2,471,506 Shares
   at 5/11/03 and 2,346,798 Shares at 10/27/02                          247,151              234,680
Additional Capital                                                      307,578                 --
Accumulated Other Comprehensive Loss                                   (761,831)            (794,290)
Retained Earnings                                                    13,465,913           11,917,492
                                                                   ------------         ------------
Total Stockholders' Equity                                           13,258,811           11,357,882
                                                                   ------------         ------------
Total                                                              $ 60,517,678         $ 61,971,430
                                                                   ============         ============

(See notes to interim unaudited condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                          Twelve Weeks Ended                 Twenty-eight Weeks Ended
                                    ------------------------------        ------------------------------
                                       May 11,            May 12,           May 11,             May 12,
                                        2003               2002              2003                2002
                                    -----------        -----------        -----------        -----------

REVENUES:                           $38,801,416        $35,785,061        $88,009,019        $80,279,643

COSTS AND EXPENSES:
Costs of Goods Sold                   9,667,975          8,870,623         21,579,993         19,904,162
Payroll and Benefits                 12,892,380         11,589,189         28,764,049         25,878,722
Other Operating Expenses             12,040,253         10,485,564         27,487,274         24,290,139
Pre-Opening Expenses                    166,361             68,494            367,498            255,928
Administrative Expenses               2,809,986          3,000,185          6,862,181          6,415,267
                                    -----------        -----------        -----------        -----------
Total Operating Expenses             37,576,955         34,014,055         85,060,995         76,744,218
                                    -----------        -----------        -----------        -----------
Operating Income                      1,224,461          1,771,006          2,948,024          3,535,425
Interest Expense                        398,379            535,213            886,098          1,169,858
Minority Interest in Income
  of Affiliated Partnerships             19,251             19,252             19,251             38,503
                                    -----------        -----------        -----------        -----------

INCOME BEFORE INCOME TAXES              806,831          1,216,541          2,042,675          2,327,064
INCOME TAXES                            157,000            353,000            485,000            645,000
                                    -----------        -----------        -----------        -----------
NET INCOME                          $   649,831        $   863,541        $ 1,557,675        $ 1,682,064
                                    ===========        ===========        ===========        ===========

NET INCOME PER SHARE:
   Basic                            $      0.26        $      0.37        $      0.64        $      0.72
                                    ===========        ===========        ===========        ===========
   Diluted                          $      0.25        $      0.34        $      0.59        $      0.65
                                    ===========        ===========        ===========        ===========

SHARES OUTSTANDING:
   Basic                              2,470,907          2,310,402          2,421,500          2,344,552
                                    ===========        ===========        ===========        ===========
   Diluted                            2,609,337          2,569,453          2,662,551          2,603,646
                                    ===========        ===========        ===========        ===========


(See notes to interim condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Twenty-eight Weeks Ended
                                                                          ------------------------
                                                                         May 11,               May 12,
                                                                          2003                  2002
                                                                      ------------         ------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                            $  1,557,675         $  1,682,064
Depreciation and amortization                                            3,320,454            2,950,823
Loss on Disposition of Assets                                               60,513               53,249
Minority interest in income of Affiliated Partnerships                      19,251               38,503
Changes in other assets and liabilities                                 (1,430,818)            (516,274)
                                                                      ------------         ------------
Net cash provided by operating activities                                3,527,075            4,208,365
                                                                      ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                      (9,435,827)          (6,951,340)
Proceeds from sale of assets                                             7,754,757                2,300
Decrease (increase) in other assets                                        173,376              (80,297)
                                                                      ------------         ------------
Net cash used by investing activities                                   (1,507,694)          (7,029,337)
                                                                      ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                         (34,526,057)         (29,352,280)
Proceeds from long-term obligations                                     31,774,200           34,081,021
Proceeds from sale of stock                                                198,748              144,681
Purchase of common stock                                                      --             (1,716,515)
Debt issue costs                                                           (10,000)             (91,539)
Distributions to minority interests in Affiliated Partnerships             (19,251)             (38,503)
                                                                      ------------         ------------
Net cash (used by) provided by financing activities                     (2,582,360)           3,026,865
                                                                      ------------         ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                           (562,979)             205,893
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                              3,406,702            2,350,828
                                                                      ------------         ------------

CASH AND EQUIVALENTS AT END OF PERIOD                                 $  2,843,723         $  2,556,721
                                                                      ============         ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                            $  1,381,867         $  1,157,318
  Income taxes                                                        $    709,624         $    991,587
Non-cash activities:
  Property additions financed by accounts payable                     $  1,281,093         $    626,224


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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation, amends the disclosure provisions of SFAS 123 and amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Gurantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the current fiscal year. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The adoption of the initial recognition and measurement provisions of FIN 45 did not have a material impact on the Company's financial condition or results of operations.

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

3.       Stock Options

         The Company accounts for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded in all years presented because all stock options were granted at an exercise price equal to the fair market value of the Company's stock on the date of the grant. If compensation expense for the Company's stock option grants had been determined based on their estimated fair value at the grant dates, the Company's net income and earnings per share for the 28 weeks ending May 11, 2003 would have been as follows:

         Net income, as reported                                      $1,557,675
         Deduct: total stock-based compensation expense
         determined under the fair value method for all awards,
         net of related tax benefits
                                                                         (96,748)
                                                                      ----------
         Pro forma net income                                         $1,460,927
                                                                      ==========
         Earnings per common share, basic:

                     As reported                                       $    0.64
                                                                       =========
                     Pro forma                                         $    0.60
                                                                       =========
         Earnings per common share, diluted:

                     As reported                                       $    0.59
                                                                       =========
                     Pro forma                                         $    0.55
                                                                       =========

The fair value of options granted was estimated on the date of the grant using the Black-Scholes option-pricing model.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

REVENUES

         Revenues for the second quarter of 2003 increased $3,016,000 or 8.4% from the second quarter of 2002. The increase was a result of i) the opening of three restaurants during the second half of 2002, ii) the opening of three restaurants during the first half of 2003 and iii) increased franchise fees and royalties. The increases in revenues from new restaurants and franchising offset an 0.8% or $278,000 decline in same-store sales for restaurants opened at least 18 months.

         Year-to-date revenues increased $7,729,000 or 9.6% from 2002 to 2003. The increase was a result of i) the opening of six restaurants during 2002, ii) the opening of three restaurants during the first half of 2003, and iii) increased franchise fees and royalties, offset by a $721,000 or 0.9% decline in same-store sales.

         The declines in same-store sales were a result of i) harsh winter weather during the first quarter of 2003, ii) a winter snow storm which hit the mid-west on Valentine's Day weekend and negatively affected both the first and second quarter's same-store sales by a total of $350,000 and iii) a general decline in the overall economy. The decline in same-store sales reflects a 1.5 to 2.0 percent decline in customer counts which was partially offset by an approximately 1.0% increase in the average per person guest check. The increase in the average per person guest check of 1.0% is approximately equal to the menu price increase from 2002 to 2003.

         The Company expects to open three additional restaurants during the remainder of 2003. All three were under construction at the end of the second quarter. The Company expects to open seven restaurants during 2004. At the end of the second quarter of 2003 one additional site was under contract to purchase and the Company was negotiating the purchase or lease of nine additional locations.

         The Company expects the continued increase in franchise fees and royalties through the remainder of 2003. Year-to-date franchise fees and royalties have increased 92% from $332,000 for the first half of 2002 to $638,000 for the first half of 2003. The number of franchised restaurants increased from eleven at the end of the second quarter of 2002 to fourteen at the end of the second quarter 2003. Two franchised restaurants opened during the first half of 2003 in Dowingtown, Pennsylvania and Edinburgh, Indiana. Two additional franchised restaurants were under construction in the Cleveland and Cincinnati, Ohio airports. Including the two restaurants under construction, the Company anticipates the opening of three or four additional franchised restaurants during the second half of 2003.

COSTS AND EXPENSES

         Cost of goods sold, as a percentage of revenues, remained almost constant at 24.8% for the second quarter of 2002 and 24.9% for the second quarter of 2003. Year-to-date cost of goods sold, as a percentage of revenues, decreased from 24.8% for 2002 to 24.5% for 2003. The decrease was primarily a result of an approximate 1.5% menu price increase over last year, as most inventory costs remained relatively stable on a year-to-date basis. Cost of goods sold, as a percentage of revenues, increased 70 basis points from the first to second quarters of 2003 due to sharply higher produce and chicken prices.

         Payroll and benefits, as a percentage of revenues, increased from 32.4% for the second quarter of 2002 to 33.2% for the second quarter of 2003. Year-to-date payroll and benefits, as a percentage of revenues, increased from 32.2% for 2002 to 32.7% for 2003. The year-to-date increase was a result of higher benefit costs and the same-store sales decline, which tends to increase payroll and benefits, as a percentage of revenues due, to the somewhat fixed nature of restaurant payroll. The increase in payroll and benefits, as a percentage of revenues, was even higher for the second quarter of 2003 due to the opening of three restaurants during the quarter as compared to two openings during the second quarter of 2002. Typically, new restaurants operate with a higher payroll for 60 to 90 days subsequent to opening when they gain efficiency.

         Other operating expenses, as a percentage of revenues, increased from 29.3% for the second quarter of 2002 to 31.0% for the second quarter of 2003. Year-to-date other operating expenses, as a percentage of revenues, increased from 30.3% for 2002 to 31.2% for 2003. The increase was a result of higher utilities and occupancy costs.

         Pre-opening expenses, as a percentage of revenues, increased from 0.2% for the second quarter of 2002 to 0.4% for the second quarter of 2003. Year-to-date pre-opening expenses, as a percentage of revenues, increased from 0.3% for 2002 to 0.4% for 2003. The increases were a result of a shift in the timing of restaurant openings during the year. Pre-opening expenses for two restaurants that opened early in 2002 were to a great extent incurred and expensed in 2001. Restaurant openings in 2003 occurred later in the year with the related pre-opening expenses incurred and expensed in 2003.

ADMINISTRATIVE EXPENSES

         Administrative expenses, as a percentage of revenues, decreased from 8.3% for the second quarter of 2002 to 7.2% for the second quarter of 2003. Year-to-date administrative expenses, as a percentage of revenues, decreased from 8.0% for 2002 to 7.8% for 2003. In dollar terms, administrative expenses decreased 6% for the second quarter of 2002 to the second quarter of 2003 and on a year-to-date basis increased 7% from 2002 to 2003. The decrease in both dollars and as a percentage of revenues for the second quarter of 2002 to 2003 was a result of significantly lower performance based bonus expense in 2003. The increase in dollars for the year-to-date period was a result of raises for corporate personnel and additional personnel to support additional company-owned and franchised restaurants, which was partially offset by the reduction in bonus expense.

INTEREST EXPENSE

         Interest expense decreased 26% and 24%, respectively, for the second quarter and year-to-date periods of 2002 to 2003 due to declining interest rates and a reduction in interest bearing debt. At May 11, 2003 the interest rate under the Company's revolving credit line was 4% versus 5.0% at May 12, 2002. Through the use of an interest rate swap, the interest rate on approximately 65% of the Company's term note was essentially fixed at 9.0% at May 11, 2003 and 9.5% at May 12, 2002. The interest rate on the balance of the term note also declined from 5.0% at May 12, 2002 to 4.0% at May 11, 2003. The decline in interest rates was due to a reduction in the prime interest rate and reduced pricing under the Company's credit agreement resulting from improved financial performance of the Company. Total interest bearing debt (term note and revolving credit line) decreased from $32.9 million at May 12, 2002 to $26.2 million at May 11, 2003. The Company capitalized $293,000 and $197,000 of construction period interest during the first 28 weeks of 2003 and 2002, respectively.

INCOME TAXES

         The Company's effective tax rate decreased from 27.7% for the first 28 weeks of 2002 to 23.7% for the first 28 weeks of 2003. The decline was due to an increase in the amount of FICA tax on tips credit earned by the Company coupled with a reduction in pre-tax income. At lower levels of pre-tax income the credits have a greater affect on reducing the Company's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital ratio increased from .4 to 1 at October 27, 2002 to .5 to 1 at May 11, 2003. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (above once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first 28 weeks of 2003, the Company expended approximately $9,436,000 for property additions and $34,526,000 to reduce long-term obligations. Funds for such expenditures were provided primarily by $31,774,000 from proceeds of long-term obligations, $7,755,000 from the sale of and leaseback of three restaurant properties, $3,527,000 from operations and $563,000 from cash on hand. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

         The Company intends to open three additional Max & Erma's restaurants during the remainder of 2003 and seven restaurants during fiscal 2004. At May 11, 2003, the Company was contractually committed to the purchase or lease of four sites, three of which were under construction. Nine additional sites had been approved and were in some stage of negotiations.

         The estimated cost to complete the four restaurants that the Company is contractually committed to is approximately $7.4 million as of May 11, 2003. Funding for new restaurants is expected to be provided by cash flow from operations, the sale-leaseback of real estate, a landlord construction allowance, equipment leasing and the Company's revolving credit line. At May 11, 2003, the Company had approximately $8.8 million available under its $15.0 million revolving credit line, approximately $10.0 million available under sale-leaseback commitments for four properties, a $1.0 million landlord construction allowance and approximately $1.9 million available under equipment lease commitments.

         Since October 27, 2002, there has been no material change in our commitments with respect to our noncancellable operating leases.

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

Derivative Instruments
The Company utilizes interest rate swap agreements to manage interest rate exposure on floating-rate obligations. It does not use derivative instruments unless there is an underlying exposure and, therefore, does not use derivative instruments for trading or speculative purposes. The evaluation of hedge effectiveness is subject to assumptions based on the terms and timing of the underlying exposures. All derivative instruments are recognized in the Consolidated Balance Sheet at estimated fair value.

Asset Impairments
The Company reviews each restaurant to ascertain whether property and equipment have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, the Company will recognize an impairment loss in an amount necessary to write down the assets to a fair value as determined from expected future discounted cash flows. The Company evaluates the recoverability of its goodwill and other intangibles based on the estimated fair value of the Company's operations.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

         This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange

Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding the expected opening of new Company-owned restaurants (paragraphs 4 and 15), the continued increase in franchise fees and royalties (paragraph 5), the opening of franchised Max & Erma's restaurants (paragraph 5), the estimated cost to complete restaurants currently committed to (paragraph 16) and the expected source of funds for new restaurants (paragraph
16).

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk results from fluctuations in interest rates. The Company is exposed to interest rate risk through borrowings under its revolving credit agreement, which permits borrowings up to $35.0 million. To minimize the effect of interest rate fluctuations, the Company has entered into an interest rate swap arrangement. Under this agreement, the Company pays a fixed rate of interest on a portion of the outstanding balance.

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

PART II - OTHER INFORMATION

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on April 11, 2003 for the purpose of electing three Class II directors for three-year terms expiring in 2006 and ratifying Deloitte & Touche LLP as the Company's independent auditors for the 2003 fiscal year.

         Each nominee to the Company's Board of Directors was elected by the following vote:

                                          VOTES FOR            VOTES WITHHELD

       Roger D. Blackwell                 2,283,076               48,923
       William C. Niegsch, Jr.            2,250,306               81,693
       Robert A. Rothman                  2,329,791                2,208

         Additionally, Deloitte & Touche LLP was ratified as the Company's independent auditors for the 2003 fiscal year by a vote of 2,322,354 shares for, 9,330 against and 315 shares abstained.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The exhibits listed in the accompanying index to exhibits on page 12 are filed as part of this report.

     (b)  Reports on Form 8-K

          8-K filed March 20, 2003 regarding first quarter 2003 financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MAX & ERMA'S RESTAURANTS, INC.
                                      -----------------------------------------
                                                Registrant

                                                /s/ Todd B. Barnum
                                      -----------------------------------------
                                                Todd. B. Barnum
                                                Chairman of the Board
                                                (Chief Executive Officer)



                                                /s/ William C. Niegsch, Jr.
                                      -----------------------------------------
                                                William C. Niegsch, Jr.
                                                Executive Vice President &
                                                Chief Financial Officer




         June 12, 2003
------------------------------
             Date

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

Date:  June 12, 2003
                                     /s/ Todd B. Barnum
                                     ---------------------------------------
                                     Todd B. Barnum, Chief Executive Officer
                                     Max & Erma's Restaurants, Inc.

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

Date:  June 12, 2003
                            /s/ William C. Niegsch, Jr.
                            -------------------------------------------------
                            William C. Niegsch, Jr., Executive Vice President & Chief Financial Officer
                            Max & Erma's Restaurants, Inc.

                          MAX & ERMA'S RESTAURANTS INC.

                                  EXHIBIT INDEX

Exhibit No.             Exhibit                                                                       Page No.
-----------             -------                                                                       --------

    2                   Not applicable

    3                   Not applicable

    4                   Not applicable

   11                   Not applicable

   15                   Not applicable

   18                   Not applicable

   19                   Not applicable

   22                   Not applicable

   23                   Not applicable

   24                   Not applicable

   99.1                 Chief Executive Officer Certification Statement                                  16

   99.2                 Chief Financial Officer Certification Statement                                  17
