Form 10-Q
period 2003-08-03
MAX & ERMAS RESTAURANTS INC
filed 2003-09-05
CIK 706471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 3, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________

Commission file number 0-1154

                         MAX & ERMA'S RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                 31-1041397
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 identification no.)

    4849 EVANSWOOD DRIVE, COLUMBUS, OHIO                      43229
     (Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code: (614) 431-5800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                ---     ---

As of August 3, 2003 there were 2,481,133 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                         MAX & ERMA'S RESTAURANTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           August 3,
                                                              2003           October 27,
                                 ASSETS                    Unaudited            2002
                                 ------                  ------------      ------------

Current Assets:
Cash and Equivalents                                     $  1,746,982      $  3,406,702
Inventories                                                 1,181,091         1,096,228
Other Current Assets                                        2,061,760         1,146,941
                                                         ------------      ------------
Total Current Assets                                        4,989,833         5,649,871

Property - At Cost:                                        85,181,762        80,116,750
Less Accumulated Depreciation and Amortization             35,286,553        32,423,502
                                                         ------------      ------------
Property - Net                                             49,895,209        47,693,248

Other Assets                                                8,755,007         8,628,311
                                                         ------------      ------------
Total                                                    $ 63,640,049      $ 61,971,430
                                                         ============      ============


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current Liabilities:
Current Maturities of Long-Term Obligations              $  2,627,267      $  2,548,008
Accounts Payable                                            4,529,218         4,596,833
Accrued Payroll and Related Taxes                           2,657,661         2,877,095
Accrued Liabilities                                         2,882,312         3,729,604
                                                         ------------      ------------
Total Current Liabilities                                  12,696,458        13,751,540

Long-Term Obligations - Less Current Maturities            36,876,605        36,862,008

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
   Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
   Authorized 5,000,000 Shares
   Issued and Outstanding 2,481,133 Shares
   at 8/3/03 and 2,346,798 Shares at 10/27/02                 248,113           234,680
Additional Capital                                            340,023
Other Comprehensive Income                                   (606,909)         (794,290)
Retained Earnings                                          14,085,759        11,917,492
                                                         ------------      ------------
Total Stockholders' Equity                                 14,066,986        11,357,882
                                                         ------------      ------------
Total                                                    $ 63,640,049      $ 61,971,430
                                                         ============      ============

  (See notes to interim unaudited condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                         Twelve Weeks Ended               Forty Weeks Ended
                                  -----------------------------     -----------------------------
                                    August 3,        August 4,        August 3,        August 4,
                                      2003             2002             2003             2002
                                  ------------     ------------     ------------     ------------

REVENUES:                         $ 39,589,993     $ 35,712,493     $127,599,012     $115,992,136

COSTS AND EXPENSES:
Costs of Goods Sold                  9,833,941        8,672,221       31,413,934       28,576,383
Payroll and Benefits                12,994,300       11,395,408       41,758,349       37,274,130
Other Operating Expenses            12,240,073       10,796,877       39,727,347       35,087,016
Pre-Opening Expenses                   275,496          217,055          642,994          472,983
Loss on Disposition of Assets          158,239                           158,239
Administrative Expenses              3,009,247        2,926,622        9,871,428        9,341,889
                                  ------------     ------------     ------------     ------------
Total Operating Expenses            38,511,296       34,008,183      123,572,291      110,752,401
                                  ------------     ------------     ------------     ------------
Operating Income                     1,078,697        1,704,310        4,026,721        5,239,735
Interest Expense                       373,606          474,924        1,259,704        1,644,782
Minority Interest in Income
  of Affiliated Partnerships            19,251             --             38,502           38,503
                                  ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES             685,840        1,229,386        2,728,515        3,556,450
INCOME TAXES                            66,000          348,000          551,000          993,000
                                  ------------     ------------     ------------     ------------
NET INCOME                        $    619,840     $    881,386     $  2,177,515     $  2,563,450
                                  ============     ============     ============     ============



NET INCOME  PER SHARE:
    Basic                         $       0.25     $       0.38     $       0.89     $       1.10
                                  ============     ============     ============     ============
    Diluted                       $       0.24     $       0.34     $       0.82     $       0.99
                                  ============     ============     ============     ============


SHARES OUTSTANDING:
   Basic                             2,474,839        2,319,028        2,437,502        2,336,895
                                  ============     ============     ============     ============
   Diluted                           2,628,741        2,582,193        2,652,408        2,597,210
                                  ============     ============     ============     ============



  (See notes to interim unaudited condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Forty Weeks Ended
                                                                  ------------------------------
                                                                     August 3,         August 4,
                                                                       2003              2002
                                                                  ------------      ------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                        $  2,177,515      $  2,563,450
Depreciation and amortization                                        4,692,102         4,263,757
Minority Interest in Income of Affiliated Partnerships                  38,502            38,503
Changes in other assets and liabilities                             (2,072,880)         (620,456)
                                                                  ------------      ------------
Net cash provided by operating activities                            4,835,239         6,245,254
                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                 (14,356,756)      (12,967,044)
Proceeds from sale of assets                                         7,754,957         2,210,648
Decrease (Increase) in other assets                                    174,932          (113,124)
                                                                  ------------      ------------
Net cash used by investing activities                               (6,426,867)      (10,869,520)
                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                     (46,445,517)      (42,018,003)
Proceeds from long-term obligations                                 46,196,152        47,954,882
Proceeds from sale of stock                                            232,155           187,243
Purchase of common stock                                                              (1,718,026)
Debt issue costs                                                       (12,380)          (89,880)
Distributions to minority interests in Affiliated Partnership          (38,502)          (38,503)
                                                                  ------------      ------------
Net cash provided (used) by financing activities                       (68,092)        4,277,713
                                                                  ------------      ------------

NET DECREASE IN CASH AND EQUIVALENTS                                (1,659,720)         (346,553)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                          3,406,702         2,350,828
                                                                  ------------      ------------

CASH AND EQUIVALENTS AT END OF PERIOD                             $  1,746,982      $  2,004,275
                                                                  ============      ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest (net of $376,000 and $299,000 capitalized
      in 2003 and 2002, respectively)                             $  1,763,079      $  2,263,384
  Income taxes                                                    $    834,864      $  1,810,949
Non-cash activities:
  Property additions financed by accounts payable                 $  1,380,025      $  1,635,743


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

2.       Recently Issued Financial Accounting Standards
         ----------------------------------------------

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," ("SFAS 4"). SFAS 145 will be effective for fiscal years beginning after May 15, 2002 (fiscal 2003 for the Company). Losses on extinguishment of debt previously classified as extraordinary charges will be reclassified to conform to the provisions of SFAS 145.

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

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the current fiscal year. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The adoption of the initial recognition and measurement provisions of FIN 45 did not have a material impact on the Company's financial condition or results of operations.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The initial adoption of this accounting pronouncement did not have a material impact on the Company's consolidated financial statements.

         "SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective for the Company's 2004 financial statements. Management does not expect the initial adoption of this accounting pronouncement will have a material impact on the Company's consolidated financial statements."

3.       Stock Options
         -------------

         The Company accounts for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded in all years presented because all stock options were granted at an exercise price equal to the fair market value of the Company's stock on the date of the grant. If compensation expense for the Company's stock option grants had been determined based on their estimated fair value at the grant dates, the Company's net income and earnings per share for the 40 weeks ending August 3, 2003 would have been as follows:

         Net income, as reported                                       $2,177,515
         Deduct: total stock-based compensation expense
            determined under the fair value method for all awards,
            net of related tax benefits                                  (140,091)
                                                                       ----------
         Pro forma net income                                          $2,037,424
                                                                       ==========

         Earnings per common share, basic:

                 As reported                                           $     0.89
                                                                       ==========
                 Pro forma                                             $     0.84
                                                                       ==========
         Earnings per common share, diluted:

                 As reported                                           $     0.82
                                                                       ==========
                 Pro forma                                             $     0.77
                                                                       ==========



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL  CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------------------

REVENUES
--------

         Revenues for the third quarter of 2003 increased $3,878,000 or 11% from the third quarter of 2002. The increase was a result of i) the opening of three Max & Erma's restaurants during the fourth quarter of 2002, ii) the opening of three Max & Erma's restaurants during the first three quarters of 2003 and iii) an increase of $403,000 or 1.2% in same-store sales for restaurants opened at least 18 months.

         Year-to-date revenues rose $11,607,000 or 10% from 2002 to 2003. The increase was a result of i) the opening of six restaurants during 2002, ii) the opening of three restaurants during 2003 and iii) increased franchise fees and royalties and offset a $326,000 or 0.3% year-to-date decline in same-store sales.

         The year-to-date decline in same-store sales for 2003 was entirely the result of a winter snow storm which hit the mid-west over Valentine's Day weekend and negatively affected both the first and second quarter's same-store sales by a total of $350,000. Year-to-date customer counts declined approximately 2% while the per person guest check average rose 1.8%. The increase in same-store sales for the quarter was a result of a 3.2% increase in the per person guest check average which was partially offset by a 1.6% decline in customer counts. The increase in the per person guest check averages over the periods was primarily a result of menu price increases.

         The Company expects to open three additional restaurants during the remainder of 2003. All three were under construction at the end of the third quarter and subsequently opened during the fourth quarter. The Company expects to open four to five restaurants in each of 2004 and 2005. At the end of the third quarter of 2003 four additional sites were under contract to purchase or lease and the Company was negotiating the purchase or lease of six additional locations.

         The Company expects the continued increase in franchise fees and royalties for the next several years as it plans to achieve a greater portion of its growth objectives through franchising. Year-to-date franchise fees and royalties have increased 47% from $618,000 in 2002 to $911,000 in 2003. The number of franchised restaurants increased from twelve at the end of the third quarter of 2002 to fifteen at the end of the third quarter 2003. Three franchised restaurants opening during the first three quarters of 2003 in Downingtown, Pennsylvania; Edinburgh, Indiana and a second location in the Cleveland, Ohio airport. Franchised restaurants are under construction in the Cincinnati, Ohio Airport; Green Bay, Wisconsin and Oaks, Pennsylvania. The Company anticipates the opening of one additional franchised restaurant during the fourth quarter of 2003 and six to eight franchised restaurants during 2004.

COSTS AND EXPENSES
------------------

         Cost of goods sold, as a percentage of revenues, increased from 24.3% for the third quarter of 2002 to 24.8% for the third quarter of 2003. Year-to-date cost of goods sold, as a percentage of revenues, remained steady at 24.6% for 2002 and 2003. The increase for the quarter was a result of sharply higher ground beef, chicken and produce prices, which offset an approximately 2% menu price increase over last year. The third quarter of 2002 was the lowest cost of goods sold percentage in the Company's history. There has been a gradual increase in this percentage since the third quarter of 2002 due to rising ground beef, chicken and produce prices. Management believes cost of goods sold, as a percentage of revenues, may have stabilized due to more aggressive menu price increases by the Company and a leveling off of prices for these key inventory items.

         Payroll and benefits, as a percentage of revenues, increased from 31.9% for the third quarter of 2002 to 32.8% for the third quarter of 2003. Year-to-date payroll and benefits, as a percentage of revenues, increased from 32.1% for 2002 to 32.8%. The increases for both the quarter and year-to-date periods was primarily a result of higher worker's compensation and health insurance costs. Effective January 1, 2003, the State of Ohio, where approximately 40% of the Company's restaurants are located, eliminated a worker's compensation premium discount, which had the effect of increasing premiums by approximately 300% for restaurants located in Ohio. On an annual basis, the increase equates to over $400,000.

         Other operating expenses, as a percentage of revenues, increased from 30.2% for the third quarter of 2002 to 30.9% for the third quarter of 2003 and year-to-date increased from 30.2% for 2002 to 31.1% for 2003. The increases were a result of higher occupancy costs, primarily rent and real estate taxes, significantly higher natural gas costs in 2003 and an increase in carryout supplies, as the Company has increased carryout sales in 2003.

         Pre-opening expenses, as a percentage of revenues, increased from 0.6% for the third quarter of 2002 to 0.7% for the third quarter of 2003. Year-to-date pre-opening expenses, as a percentage of revenues, increased slightly from 0.4% in 2002 to 0.5% in 2003. The increases were due to the expected opening of three restaurants early in the fourth quarter of 2003 as opposed to the opening of three restaurants late in the fourth quarter of 2002. Pre-opening expenses are incurred and expensed for up to six months prior to the opening of a restaurant. The majority of the pre-opening expenses for the fourth quarter 2003 openings was incurred and expensed during the third quarter of 2003.

         During the third quarter of 2003 the Company recorded a $158,000 loss on disposition of assets for the write-off of site development costs associated with five new restaurants. The Company expects that a greater portion of future growth will come from franchised restaurants and plans to focus its resources on fewer but higher sales potential sites or sites with the potential for a higher sales-to-investment ratio.

ADMINISTRATIVE EXPENSES
-----------------------

         Administrative expenses, as a percentage of revenues, decreased from 8.2% for the third quarter of 2002 to 7.6% for the third quarter of 2003. Year-to-date administrative expenses, as a percentage of revenues, decreased from 8.1% for 2002 to 7.7% for 2003. In dollar terms, administrative expenses increased 3% from the third quarter of 2002 to the third quarter of 2003 and on a year-to-date basis increased 6% from 2002 to 2003. The decrease, as a percentage of revenues, from 2002 to 2003 for both the quarter and year-to-date periods was a result of significantly lower performance based bonus expense in 2003 coupled with increased revenues. The increase in dollars for both periods was primarily a result of raises for corporate personnel and additional personnel to support additional company-owned and franchised restaurants and was to a great extent offset by a $961,000 year-to-date reduction in performance base bonus expense.

INTEREST EXPENSE
----------------

         Interest expense decreased 21% and 23%, respectively, for the third quarter and year-to-date periods of 2002 to 2003 due to declining interest rates and a reduction in interest bearing debt (term note and revolving credit line). At August 3, 2003 the interest rate under the Company's revolving credit line was 4% versus 5.0% at August 4, 2002. Through the use of an interest rate swap, the interest rate on approximately 65% of the Company's term note was essentially fixed at 9.5% at both August 3 and August 4, 2002. The interest rate on the balance of the term note also declined from

5.0% at August 4, 2002 to 4.0% at August 3, 2003. The decline in interest rates was due to a reduction in the prime interest rate. Total interest bearing debt decreased from $33.1 million at August 4, 2002 to $28.7 million at August 3, 2003. The Company capitalized $376,000 and $299,000 of construction period interest during the first 40 weeks of 2003 and 2002, respectively.

INCOME TAXES
------------

         The Company's effective tax rate decreased from 27.9% for the first 40 weeks of 2002 to 20.2% for the first 40 weeks of 2003. The decline was due to an increase in the amount of FICA tax on tips credit earned by the Company coupled with a reduction in pre-tax income. At lower levels of pre-tax income the credits have a greater impact on reducing the Company's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's working capital ratio remained at .4 to 1 at October 27, 2002 and August 3, 2003. Historically, the Company has been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first 40 weeks of 2003, the Company expended approximately $14,357,000 for property additions, $46,446,000 to reduce long-term obligations. Funds for such expenditures were provided primarily by $46,196,000 from proceeds of long-term obligations, $7,755,000 from the sale and leaseback of three restaurant properties, $4,835,000 from operations and $1,660,000 from cash on hand. The Company routinely draws down and repays balances under its revolving credit agreement, the gross amounts of which are included in the above numbers.

         The Company intends to open three additional Max & Erma's restaurants during the remainder of 2003 and four to five restaurants during each of 2004 and 2005. At August 3, 2003 the Company was contractually committed to the purchase or lease of seven sites, three of which were under construction and subsequently opened during the fourth quarter of 2003. Six additional sites had been approved and were in some stage of negotiations. The Company intends on achieving its growth objectives through an increase in the number of new franchised restaurants and a slight reduction in new Company-owned restaurants. Reducing the number of Company-owned restaurants will allow the Company to focus on sites with higher sales potential or with the potential for a more attractive sales-to-investment ratio.

         The estimated cost to complete the seven restaurants that the Company is contractually committed to is approximately $12.3 million as of August 3, 2003. Funding for new restaurants is expected to be provided by cash flow from operations, the sale-leaseback of real estate, landlord construction allowances, and the Company's revolving credit line. At August 3, 2003, the Company had approximately $5.7 million available under its $15.0 million revolving credit line, approximately

$10.0 million available under sale-leaseback commitments for four properties and $1.9 million in landlord construction allowances under two ground leases.

         Since October 27, 2002, there has been no material change in our commitments with respect to our noncancellable operating leases.

         In the fourth quarter of 2003, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of its common stock through August 21, 2004. Funds for the repurchase of common stock will be provided by cash from operations and the Company's revolving credit line.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

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

Derivative Instruments
----------------------

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

Asset Impairments
-----------------

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

Same-Store Sales
----------------

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
----------------------------------------

         This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding the expected opening of Company-owned restaurants (paragraphs 4 and 16), the expected increase in franchise fees and royalties (paragraph 5), the anticipated opening of franchised restaurants (paragraph 5), the stabilization of cost of goods sold, as a percentage of revenue (paragraph 6), the expectation that a greater percentage of growth will come from franchised openings (paragraphs 10 and 16) and the expected sources of funding for new restaurants (paragraph 17).

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         The Company's primary market risk results from fluctuations in interest rates. The Company is exposed to interest rate risk through borrowings under its revolving credit agreement, which permits borrowings up to $34.4 million. To minimize the effect of interest rate fluctuations, the Company has entered into an interest rate swap arrangement. Under this agreement, the Company pays a fixed rate of interest on a portion of the outstanding balance.

Item 4 - CONTROLS AND PROCEDURES
         -----------------------

         As of the end of the period covered by this report, the Company's management carried out an evaluation, with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of
1934). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a)  Exhibits

         Exhibit 31.1 - Rule 13a-14(a) Certification of Principal Executive Officer

         Exhibit 31.2 - Rule 13a-14(a) Certification of Principal Financial Officer

         Exhibit 32.1 - Section 1350 Certification of Principal Executive
         Officer

         Exhibit 32.2 - Section 1350 Certification of Principal Financial
         Officer

(b)      Reports on Form 8-K

         Items 7 and 9 on a Current Report on Form 8-K, dated and filed on June 12, 2003, regarding second quarter 2003 financial results.

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

                           MAX & ERMA'S RESTAURANTS, INC.
                           ------------------------------
                                             Registrant

                                             Todd B. Barnum
                           -----------------------------------------------------
                                             Todd B. Barnum
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer)


                                             William C. Niegsch, Jr.
                           -----------------------------------------------------
                                             William C. Niegsch, Jr.
                                             Executive Vice President &
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)



         September 5, 2003
----------------------------------
             Date

                                  EXHIBIT INDEX

Exhibit No.             Exhibit                                                              Page No.
-----------             -------                                                              --------

    2                   Not applicable

    3                   Not applicable

    4                   Not applicable

   11                   Not applicable

   15                   Not applicable

   18                   Not applicable

   19                   Not applicable

   22                   Not applicable

   23                   Not applicable

   24                   Not applicable

 31.1                   Rule 13a-14(a) Certification of Principal Executive Officer          Page 15

 31.2                   Rule 13a-14(a) Certification of Principal Financial Officer          Page 17

 32.1                   Section 1350 Certification of Principal Executive Officer            Page 19

 32.2                   Section 1350 Certification of Principal Financial Officer            Page 20
