Form 10-K
period 2003-10-26
MAX & ERMAS RESTAURANTS INC
filed 2004-01-16
CIK 706471

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended October 26, 2003
                         Commission File Number: 0-11514

                         Max & Erma's Restaurants, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                               No. 31-1041397
--------------------------------------            ----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

4849 Evanswood Drive Columbus, Ohio                         43229
--------------------------------------            ----------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code   (614) 431-5800
                                                     -------------------------

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is an accelerated filed (as defined in Exchange Act Rule 12b-2) Yes ( ) No (X)

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value has been computed by reference to the closing bid price of such stock, as of December 31, 2003.

          Total shares outstanding                                    2,452,814

          Number of shares owned beneficially                         1,264,259
            and/or of record by directors and officers (1)

          Number of shares held by persons                            1,326,755
            other than directors or officers

          Closing bid price                                        $      18.25

          Market value of shares held by                           $ 24,213,279
            persons other than directors or officers


(1) For purposes of this computation all officers and directors are included. Includes options to purchase 138,200 shares of common stock, all of which are presently exercisable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                             2,452,814 Common Shares
                      were outstanding at December 31, 2003


                       DOCUMENTS INCORPORATED BY REFERENCE


1.   Annual Report to Shareholders for the Fiscal Year Ended October 26, 2003
     (in pertinent parts, as indicated).....Parts II and IV.

2.   Proxy Statement for 2004 Annual Meeting of Shareholders (in pertinent parts, as indicated).....Part III.

                                     PART I

Item 1. BUSINESS
----------------

         Max & Erma's Restaurants, Inc. (the "Company"), owns, operates and franchises (sixteen) a chain of eighty-nine Max & Erma's restaurants at December 31, 2003. The Company is a Delaware corporation organized in 1982, as the successor to a restaurant business founded in 1971. The Company has registered the phrase "Max & Erma's - The Hometown Favorite" and its associated logo as a service mark with the United States Patent and Trademark Office.

         The Company's executive offices are located at 4849 Evanswood Drive, Columbus, Ohio 43229, and its telephone number is (614) 431-5800.

Description of Business
-----------------------

         Max & Erma's restaurants are famous for gourmet burgers, overstuffed sandwiches, homemade pasta dishes, chargrilled steak and chicken specialties, super salads and taste-tempting munchies. Unique to the Max & Erma's concept is the Build-Your-Own-Sundae Bar, a bathtub filled with vanilla ice cream, special sauces and lots of toppings along with baked while you eat chocolate chip cookies. In addition, the restaurants offer a full complement of alcoholic and non-alcoholic beverages. Management believes that the decor and theme of Max & Erma's restaurants allow the introduction of a broad range of menu items, thus permitting rapid adjustment to changing customer preferences.

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

         Max & Erma's restaurants are open for both lunch and dinner seven days a week. Hours of operation are generally 11:00 a.m. to midnight. During fiscal 2003, the average check was approximately $10.55 at lunch and $11.36 at dinner. The lunch and dinner meal periods accounted for approximately 39% and 61% of net sales, respectively. Alcoholic beverages constituted approximately 10.3% of net sales in fiscal 2003. Generally, the Company's business does not experience seasonal fluctuations of sales.

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

         The Company makes use of consumer focus groups to conduct marketing research. Management incorporates the findings of this market research in its advertising, menu development, employee training, and building design and decor. According to customers, the major point of difference between the Company and its competitors is that Max & Erma's restaurants are perceived as being more of a "fun place," an image the Company tries to foster in its advertising. The Company spent approximately 1.9% of sales on advertising in 2003. It primarily uses special events and localized store marketing designed to increase customer awareness and repeat business and to a lesser extent billboards, direct mail and radio.

         The Company owns the business, exclusive of the real estate, for seventy-two of the Max & Erma's restaurants in operation at December 31, 2003. The business and real estate for one restaurant is owned by a separate affiliated partnership. In addition to a 60% interest in the profits and losses of the affiliated partnership, the Company is paid an annual fee equal to 6% of gross revenues for managing the Max & Erma's restaurant owned by the partnership. The management contract provides for monthly payments to the Company for an initial term of two years and renewal terms aggregating 20 additional years upon the mutual agreement of the parties. As general partner the Company is potentially liable for 100% of the partnership losses.

         The Company franchises sixteen restaurants to unaffiliated franchisees at October 26, 2003. The first two franchised restaurants opened in 1998 in the Columbus and Cleveland, Ohio airports. Beginning in fiscal 2000, and each year thereafter, three to four franchised restaurants have opened annually.

In fiscal 2003 franchised locations opened in Philadelphia, Pennsylvania; Edinburgh, Indiana; Green Bay, Wisconsin and the Cleveland, Ohio airport. Terms of the agreements call for an initial franchise fee plus a monthly royalty generally equal to 4% of sales.

         Subsequent to October 26, 2003, a franchised restaurant opened in Philadelphia, Pennsylvania. At December 31, 2003 one franchised restaurants was under construction in the Cincinnati, Ohio airport. In addition to the franchised restaurant that opened early in fiscal 2004 and the restaurant under construction at December 31, 2003, the Company anticipates the opening of three to five additional franchised restaurants during fiscal 2004. At December 31, 2003, the company had six multi-unit franchised agreements signed, requiring the total development of an additional 26 restaurants over the next nine years. At December 31, 2003, several additional multi-unit franchise agreements were being negotiated.

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

Employees
---------

         At October 26, 2003, the Company had 5,251 employees, of which 1,763 were full-time restaurant employees, 3,142 were part-time restaurant employees, 91 were corporate staff personnel and 255 were restaurant managerial personnel. None of the Company's employees are represented by a labor union or a collective bargaining unit. The Company considers relations with its employees to be good.

Restaurant Operations
---------------------

         The Company strives to maintain quality and uniformity in its restaurants through careful training and supervision of personnel. All restaurants are operated in accordance with uniform Company specifications, which are set forth in detailed operating manuals relating to food and beverage preparation, maintenance of premises and employee conduct. The Company utilizes an independent shopping service to monitor implementation of Company operating standards. The Company and the shopping service have developed testing standards for the major aspects of restaurant operation, including physical appearance, cleanliness, wait staff and food quality. The shopping service has "mystery shoppers" visit each restaurant four times each quarter to evaluate and grade the restaurant. A report is prepared by the shopping service for each visit and is reviewed by the

Company's Vice President, Operations and the respective regional and general managers. A portion of the bonus for each regional and general manager is based on the scores received on the shopping service reports. The Company also makes available at each table postage-paid comment cards addressed to the restaurant's Regional Manager, who responds to any negative comments.

         Restaurant operations are administered by a management staff headed by the Vice President, Operations. Two Regional Vice Presidents of Operations report directly to the Vice President, Operations. Seventeen regional managers, each of whom supervises the operations of four to five restaurants, report to either the Vice President, Operations or to one of the Regional Vice President of Operations. Each restaurant has a general manager, who is responsible for training and supervising approximately 40 to 100 employees, and two or three assistant managers. Regional managers are responsible for hiring their general and assistant managers. General managers, with the assistance of the regional manager, are responsible for hiring restaurant employees. The Company seeks to hire experienced restaurant personnel who must complete a 14-week training program conducted by the Company before becoming an assistant manager. The Company has historically promoted from within to fill its regional and general manager positions.

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

Managing Partner Program
------------------------

         At the start of 1999 the Company introduced its Managing Partner Program. Under this program an eligible general manager and the Company entered into a five-year agreement in which the general manager places either 500 or 1,000 shares of Max & Erma's common stock which he or she owns in escrow with the Company and agrees to manage their restaurant for a five year period. The shares of stock are forfeited if the general manager terminates their employment during the term of the agreement. In return the Company agrees to not relocate the general manager during the term of the agreement. During the term of the agreement the general manager's base salary is fixed. As additional compensation they receive 25% of the increase in profit before fixed expenses over a pre-established base profit (generally the average of profit before fixed expenses for the most recent three fiscal years). The Company believes the program encourages the general manager to both build sales and control margins, creates a sense of ownership, reduces management turnover and promotes a longer-term perspective. At the end of fiscal 2003, the Company had a total of 21 Managing Partners, two of whom renewed agreements which were at the end of their initial five-year term. The Company also added six additional Managing Partners at the start of fiscal 2004.

Purchasing and Inventory
------------------------

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

Future Expansion
----------------

         The Company intends to open four to five additional Max & Erma's restaurants during fiscal 2004, two of which were under construction at October 26, 2003. All but four of the existing Max & Erma's restaurants are located in suburban areas. Of the existing Company-owned Max & Erma's restaurants, 56 are freestanding and 17 are in-line shopping center/mall locations. The following table sets forth the location of each Company-owned Max & Erma's restaurant as of December 31, 2003 and the locations of restaurants currently under negotiation or development and scheduled to open during fiscal 2004 and 2005:


                                           Max & Erma's
                                           ------------
                                Existing            Under Development
                                --------            -----------------

GEORGIA
     Atlanta                        2                      ---
ILLINOIS
     Chicago                        8                      ---
INDIANA
     Indianapolis                   5                      ---
KENTUCKY
     Lexington                      2                      ---
     Louisville                     3                      ---
MICHIGAN
     Ann Arbor                      1                      ---
     Detroit                        8                       2
     Grand Rapids                   2                      ---
     Lansing                        1                      ---
NORTH CAROLINA
     Charlotte                      2                       1
OHIO
     Akron                          1                      ---
     Canton                        ---                      1
     Cincinnati                     4                       1
     Cleveland                      5                      ---
     Columbus                      12                       2
     Dayton                         3                      ---
     Toledo                         2                       1
     Niles                          1                      ---
PENNSYLVANIA
     Pittsburgh                     9                      ---
     Erie                           1                      ---
VIRGINIA
     Norfolk                        1                      ---
     Virginia Beach                ---                      1

     TOTAL                         73                       9

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

         In addition to the other information in this Report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results of operations for fiscal 2004 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

1. Dependence on Senior Management. The Company's two senior management officials have over 56 years combined experience with the Company. Although the Company has attempted to develop additional management capabilities, the loss of one or both of the two senior executives could have a material adverse effect on the Company.

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

Item 2.  PROPERTIES
-------  ----------

         All but one of the Company's restaurants are occupied under leases expiring from 2004 to 2025, with most leases having renewal options for five to twenty additional years. Restaurant leases are generally collateralized by liens on leasehold improvements, equipment, furniture and fixtures. The Company leases its executive offices (30,000 square feet) and general warehouse and storage facilities (17,000 square feet) in Columbus, Ohio under an operating lease expiring in January 2009.

         The last 55 Max & Erma's restaurants to open are based on one of three similar prototype designs. The prototype gives Max & Erma's restaurants a distinct identity and emphasizes an unpretentious neighborhood ambiance. The prototype design downplays the use of brass, Tiffany lamps and other design features common to many other casual dining restaurants. Max & Erma's restaurants established prior to the introduction of the prototype vary in design and appearance, but average 6,000 square feet and seat an average of 160 customers. Most of the older restaurants have been remodeled or redecorated to the prototype look. The majority of the freestanding prototypes are approximately 6,800 or 5,500 square feet depending on the size of the site and its sales potential and seat 210 or 175 patrons, respectively, for dining in addition to the bar area. A 30 to 40 seat seasonal patio area is optional depending on the site and location. The prototype design is readily adaptable to a variety of sites including shopping center and mall locations. During 2002, a third version of the prototype building was designed. It is approximately 5,700 square feet, and seats approximately 190. Eight prototype buildings of this design were built during 2002 and 2003. It is anticipated that this design will be used for all future restaurants.

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

Item 3.  LEGAL PROCEEDINGS
-------  -----------------

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         None.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------  -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

         The information contained under the captions "SELECTED QUARTERLY FINANCIAL DATA" and "SHAREHOLDER INFORMATION" is incorporated herein by reference to the inside back cover of the Company's Annual Report to Shareholders for the fiscal year ended October 26, 2003.

Item 6.  SELECTED FINANCIAL DATA
-------  -----------------------

         Information required under this Item is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 26, 2003, page 4.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

         Information required under this Item is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 26, 2003, pages 5 through 9.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------  ---------------------------------------------------------

         As of October 26, 2003, the Company's total long-term indebtedness (including current maturities) was approximately $26.2 million, which represents the balance due under the Company's revolving credit agreement and bears interest at variable rates. A one percentage point increase or decrease in interest rates could increase or decrease the Company's pre-tax income by approximately $262,000. Based upon quarter ending balances, the average borrowings under the Company's revolving credit agreement during 2003 was $27.4 million. The high and low balance outstanding under the revolving credit agreement during 2003 was $30.7 million and $26.2 million, respectively. As required under the Company's revolving credit agreement, the Company has entered into a $20,000,000 partial interest rate protection agreement. The agreement converts $20,000,000 of the Company's borrowings from variable rate to fixed rate beginning November 1, 2001, unless LIBOR exceeds 7.0%. If LIBOR exceeds 7.0%, then the interest rate is increased by the excess. For a further description of the Company's indebtedness, see Item 8, Financial Statements and Supplementary Data - Notes 3 and 4 to the Consolidated Financial Statements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         The consolidated balance sheets as of October 26, 2003 and October 27, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 26, 2003, and the related notes to the consolidated financial statements together with the independent auditors' report thereon and the Selected Quarterly Financial Data are incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended October 26, 2003, pages 10 through 20 and the inside back cover.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------  ---------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURES
         ---------------------------------------
         None.

PART III

Items 10, 11, 12 and 13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
------------------------  ---------------------------------------
         REGISTRANT:  EXECUTIVE COMPENSATION:  SECURITY OWNERSHIP OF
         -----------------------------------------------------------
         CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:  AND CERTAIN
         ------------------------------------------------------
         RELATIONSHIPS AND RELATED TRANSACTIONS
         --------------------------------------

         Information required under these Items is incorporated herein by reference to the Company's Proxy Statement for 2004 Annual Meeting of Stockholders to be held on April 9, 2004, pursuant to Regulation 14A.

PART IV

Item 14.  Controls and Procedures
--------  -----------------------

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

         (a)(3) and (c):  Exhibits
                  The exhibits listed in the accompanying index to exhibits on pages 14 through 16 are filed as part of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 16, 2004               Max & Erma's Restaurants, Inc.

                                       By: */s/Todd B. Barnum
                                           ------------------------------
                                       Todd B. Barnum
                                       Chairman of the Board,
                                       Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 16th day of January, 2004.

Signature                            Title
---------                            -----

*/s/Todd B. Barnum                   Chairman of the Board, Chief Executive
---------------------------          Officer and President, Director (Principal
    Todd B. Barnum                   Executive Officer)

*/s/William C. Niegsch, Jr.          Executive Vice President and Chief
---------------------------          Financial Officer, Director, (Principal
    William C. Niegsch, Jr.          Financial and Accounting Officer)

*/s/William E. Arthur                Director
---------------------------
    William E. Arthur

*/s/Robert A. Rothman                Director
---------------------------
    Robert A. Rothman

*/s/Roger D. Blackwell               Director
---------------------------
    Roger D. Blackwell

*/s/Michael D. Murphy                Director
---------------------------
    Michael D. Murphy

*/s/Thomas R. Green                  Director
---------------------------
    Thomas R. Green

*/s/William C. Niegsch, Jr.
---------------------------
    William C. Niegsch, Jr.
    Attorney-in-Fact

                 MAX & ERMA'S RESTAURANTS, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                ITEMS 8, 14(a)(1)



                                                                                        REFERENCE PAGE
                                                                                        ANNUAL REPORT
                                                                                        TO SHAREHOLDERS
                                                                                        ---------------

The following items are required to be
included in Items 8 and 14(a)(1) and
are incorporated by reference from the
attached Annual Report to
Shareholders of Max & Erma's
Restaurants, Inc. for the fiscal year
ended October 26, 2003:

-Consolidated Balance Sheets as of
 October 26, 2003 and October 27, 2002                                                      10-11
-For the years ended October 26, 2003,
 October 27, 2002 and October 28, 2001
   -Consolidated Statements of Income                                                         12
   -Consolidated Statements of Stockholders' Equity                                           13
   -Consolidated Statements of Cash Flows                                                     14

-Notes to Consolidated Financial Statements                                                15-19
-Independent Auditors' Report                                                                 20
-No financial statement schedules are required
 to be filed because the conditions requiring
 their filing do not exist or because the information is
 given in the consolidated financial statements or
 notes thereto.

                               REPORT ON FORM 10-K

                         MAX & ERMA'S RESTAURANTS, INC.

                                INDEX TO EXHIBITS



 Exhibit                                    Description                                           Page No.
 -------                                    -----------                                           --------
   No.
   ---
    2             Plan and Agreement of Reorganization, as amended October 15,      Reference is made to Exhibit 2 of
                  1991.                                                             Report on Form 10-K filed January
                                                                                    24, 1992.
  3(a)            Restated Certificate of Incorporation, as amended April 4, 1985.  Reference is made to Exhibit 4(c) of
                                                                                    Report on Form 10-Q filed June 26,
                                                                                    1985.
  3(b)            Restated By-Laws, as amended April 4, 1985.                       Reference is made to Exhibit 4(d) of
                                                                                    Report on Form 10-Q filed June 26,
                                                                                    1985.
  3(c)            Certificate of Amendment of Certificate of Incorporation          Reference is made to Exhibit 3(c) of
                  September 22, 1986.                                               Report on Form 10-K filed January
                                                                                    23, 1987.
  3(d)            Certificate of Amendment of Certificate of Incorporation May      Reference is made to Exhibit 3(d) of
                  30, 1990.                                                         Report on form 10-K filed January
                                                                                    25, 1991.
    4             Form of Common Stock Certificate.                                 Reference is made to Exhibit 4(a) of
                                                                                    Registration Statement on Form S-1
                                                                                    (Registration No. 2-85585).
  10(a)           Max & Erma's Ltd. Agreement of Limited Partnership, dated May     Reference is made to Exhibit 10(b)
                  17, 1972.                                                         of Registration Statement on Form
                                                                                    S-1 (Registration No. 2-85585).
  10(b)           First Amendment to Agreement of Limited Partnership of Max &      Reference is made to Exhibit 10(b)
                  Erma's Ltd., dated September 9, 1974.                             of Registration Statement on Form
                                                                                    S-1 (Registration No. 2-85585).
  10(c)           Letter Agreement between Nine Limited Leasing, Max & Erma's,      Reference is made to Exhibit 10(bb)
                  Inc., and Max & Erma's Indianapolis, Ltd., dated April 24, 1977.  of Registration Statement on Form
                                                                                    S-1 (Registration No. 2-85585).
  10(d)           Letter Agreement between Nine Limited Leasing, Max & Erma's,      Reference is made to Exhibit 10(dd)
                  Inc., and Max & Erma's East, Ltd., dated May 27, 1977.            of Registration Statement on Form
                                                                                    S-1 (Registration No. 2-85585).
  10(e)           Letter Agreement between Nine Limited Leasing, Max & Erma's,      Reference is made to Exhibit 10(ee)
                  Inc., and Max & Erma's Dayton, Ltd., dated October 1, 1977.       of Registration Statement on Form
                                                                                    S-1 (Registration No. 2-85585).
  10(f)           Letter Agreement between Nine Limited Leasing, Max & Erma's,      Reference is made to Exhibit 10(gg)
                  Inc., and Max & Erma's North, Ltd., dated December 28, 1981.      of Registration Statement on Form
                                                                                    S-1 (Registration No. 2-85585).
 10(g)*           1992 Stock Option Plan.                                           Reference is made to Exhibit 10(q)
                                                                                    of Report on Form 10-K filed January
                                                                                    25, 1993.
 10(h)*           1996 Stock Option Plan.                                           Reference is made to Exhibit 10(p)
                                                                                    of Report on Form 10-K filed January
                                                                                    1996.
 10(i)*           2002 Stock Option Plan.                                           Reference is made to Exhibit 4(a) of
                                                                                    Form S-8 filed June 28, 2002.


 10(j)*           Indemnification Agreement (form) between Max & Erma's             Reference is made to Exhibit 10(y)
                  Restaurants, Inc. and each of its directors dated as of June      of Report on Form 10-K filed January
                  18, 1986.                                                         23, 1987.
 10(k)*           Written description of split dollar life insurance program for    Reference is made to footnote 3 to
                  officers.                                                         the Summary Compensation Table
                                                                                    presented in the Company's Proxy
                                                                                    Statement for the 2003 Annual
                                                                                    Meeting of Shareholders, which is
                                                                                    incorporated by Reference herein.
 10(l)*           Board of Directors' Resolution adopted November 2, 1987           Reference is made to Exhibit 10(dd)
                  relating to split dollar life insurance program for officers.     of Report on Form 10-K filed January
                                                                                    25, 1993.
 10(m)*           Board of Directors' Resolution adopted October 19, 1992           Reference is made to Exhibit 10(ee)
                  relating to split dollar life insurance program for officers.     of Report on Form 10-K filed January
                                                                                    25, 1993.
 10(n)*           Form of Severance Agreement in Event of Change In Control for     Reference is made to Exhibit 10(m)
                  Senior Executive Officers.                                        of Report on Form 10-K filed January
                                                                                    18, 2000.
 10(o)*           List of Senior Executive Officers with Severance Agreements in the form of Exhibit 10(n).
 10(p)*           Form of Severance Agreement in Event of Change In Control for     Reference is made to Exhibit 10(o)
                  Officers.                                                         of Report on Form 10-K filed January
                                                                                    18, 2000.
 10(q)*           List of Officers with Severance Agreements in the form of         Reference is made to Exhibit 10(q)
                  Exhibit 10(p).                                                    of Report on Form 10-K filed January
                                                                                    16, 2003.
  10(r)           Fourth Amended and Restated Revolving Credit Agreement dated      Reference is made to Exhibit 10(q)
                  October 19, 2001, between Max & Erma's Restaurants, Inc. and      of Report on Form 10-K filed January
                  The Provident Bank.                                               15, 2001.
  10(s)           Amendment to Fourth Amended and Restated Revolving Credit         Reference is made to Exhibit 10(s)
                  Agreement between Max & Erma's Restaurants, Inc. and The          of Report on Form-K filed January
                  Provident Bank.                                                   16, 2003.
  10(t)           Fifth Amended and Restated Revolving Credit Agreement dated
                  September 22, 2003, between Max & Erma's Restaurants, Inc. and
                  The Provident Bank.
 10(u)*           Severance Agreement between Max & Erma's Restaurants, Inc. and
                  Mark Emerson dated October 20, 2003.
   13             Portions of the Annual Report to Stockholders for the
                  Fiscal Year ended October 26, 2003, incorporated herein
                  by reference (except for those pages which are
                  specifically incorporated by reference, the Company's
                  Annual Report to stockholders is not to be deemed as
                  filed as part of this report).

   23             Consents of Experts and Counsel.
   24             Power of Attorney.
  31.1            Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2003.
  31.2            Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2003.
  32.1            Chief Executive Officer Certification Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.
  32.2            Chief Financial Officer Certification Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of the Report on Form 10-K.