Form 10-Q
period 2004-02-15
MAX & ERMAS RESTAURANTS INC
filed 2004-03-19
CIK 706471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended February 15, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of February 15, 2004 there were 2,455,619 shares of common stock outstanding.

                        PART I - FINANCIAL INFORMATION

                        ITEM 1 - FINANCIAL STATEMENTS


                         MAX & ERMA'S RESTAURANTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   February 15,
                                                                       2004         October 26,
                                                                   (UNAUDITED)         2003
                                                                   -------------   ------------
                                ASSETS

Current Assets:
Cash                                                               $  2,384,243    $  2,616,324
Inventories                                                           1,249,188       1,161,927
Other Current Assets                                                  2,246,979       2,215,619
                                                                   ------------    ------------
Total Current Assets                                                  5,880,410       5,993,870

Property - At Cost:                                                  92,500,232      82,885,574
Less Accumulated Depreciation and Amortization                       38,112,331      35,848,525
                                                                   ------------    ------------
Property - Net                                                       54,387,901      47,037,049
Other Assets                                                          9,019,085       8,711,176
                                                                   ------------    ------------
Total                                                              $ 69,287,396    $ 61,742,095
                                                                   ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Obligations                        $  4,103,271    $  2,664,166
Accounts Payable                                                      4,840,848       4,140,765
Accrued Payroll and Related Taxes                                     2,917,498       2,966,718
Accrued Liabilities                                                   4,472,231       3,944,917
                                                                   ------------    ------------
Total Current Liabilities                                            16,333,848      13,716,566
Long-Term Obligations - Less Current Maturities                      39,703,135      35,836,887

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
   Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
   Authorized 5,000,000 Shares,
   Issued and Outstanding 2,455,619 Shares
   at 2/15/04 and 2,449,601 Shares at 10/26/03                          245,561         244,960
Additional Capital                                                        4,204
Accumulated Other Comprehensive Loss                                   (482,290)       (648,373)
Retained Earnings                                                    13,482,938      12,592,055
                                                                   ------------    ------------
Total Stockholders' Equity                                           13,250,413      12,188,642
                                                                   ------------    ------------
Total                                                              $ 69,287,396    $ 61,742,095
                                                                   ============    ============

(See notes to interim unaudited condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                            Sixteen Weeks Ended
                                         -------------------------
                                         February 15,  February 16,
                                             2004         2003
                                         -----------   -----------
REVENUES:                                $53,421,522   $49,207,603

COSTS AND EXPENSES:
Costs of Goods Sold                       13,238,458    11,912,018
Payroll and Benefits                      17,203,869    15,871,669
Other Operating Expenses                  16,780,990    15,447,021
Pre-Opening Expenses                         147,288       201,137
Administrative Expenses                    4,250,484     4,052,195
                                         -----------   -----------
Total Operating Expenses                  51,621,089    47,484,040
                                         -----------   -----------
Operating Income                           1,800,433     1,723,563
Interest Expense                             596,554       487,719
                                         -----------   -----------
INCOME BEFORE INCOME TAXES                 1,203,879     1,235,844
INCOME TAXES                                 313,000       328,000
                                         -----------   -----------
NET INCOME                               $   890,879   $   907,844
                                         ===========   ===========

NET INCOME PER SHARE:
   Basic                                 $      0.36   $      0.38
                                         ===========   ===========
   Diluted                               $      0.34   $      0.34
                                         ===========   ===========

SHARES OUTSTANDING:
   Basic                                   2,451,811     2,384,445
                                         ===========   ===========
   Diluted                                 2,602,471     2,702,461
                                         ===========   ===========

(See notes to interim unaudited condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Sixteen Weeks Ended
                                                             ----------------------------
                                                             February 15,    February 16,
                                                                 2004            2003
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $    890,879    $    907,844
Depreciation and amortization                                   2,402,506       1,868,112
Changes in other assets and liabilities                         1,034,107        (334,862)
                                                             ------------    ------------
Net cash provided by operating activities                       4,327,492       2,441,094
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                            (10,024,530)     (5,484,419)
Proceeds from sale of assets                                                        3,693
Net (Increase) Decrease in other assets                          (226,060)        164,885
                                                             ------------    ------------
Net cash used by investing activities                         (10,250,590)     (5,315,841)
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                (24,364,015)    (16,921,781)
Proceeds from long-term obligations                            30,085,951      18,749,181
Proceeds from sale of stock                                        25,059         186,251
Purchase of common stock                                          (20,251)
Debt Issue Costs                                                  (35,727)
                                                             ------------    ------------
Net cash provided by financing activities                       5,691,017       2,013,651
                                                             ------------    ------------

NET DECREASE IN CASH AND EQUIVALENTS                             (232,081)       (861,096)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                     2,616,324       3,406,702
                                                             ------------    ------------

CASH AND EQUIVALENTS AT END OF PERIOD                        $  2,384,243    $  2,545,606
                                                             ============    ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                   $    927,689    $    940,228
  Income taxes                                               $     85,868    $    132,908
Non-cash activities:
  Property additions financed by accounts payable            $    778,787    $  1,010,313

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

         The Company and its Affiliated Partnership each have a 52-53 week fiscal year, which ends on the last Sunday in October. Fiscal 2003 consist of 52 weeks and includes one sixteen-week and three twelve-week quarters. Fiscal 2004 consist of 53 weeks and includes one sixteen-week, two twelve-week and one thirteen-week quarters.

2.       Recently Issued Financial Accounting Standards

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. In December 2003, the FASB issued FIN 46R. It changed the effective date for interests in special-purpose entities for periods ending after December 15, 2003, and for all other types of entities for periods ending after March 15, 2004. The adoption of FIN 46R for variable interest entities did not have a material impact on the Company's consolidated financial statements. Management does not expect the adoption of FIN 46R for all other types of entities to have a material impact on the Company's financial statements.

         SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective for the Company's

         2004 financial statements. The adoption of SFAS 150 did not have a material impact on the Company's consolidated financial statements."

3.       Net Income Per Share

         Basic income per share amounts are based on the weighted average number of shares of common stock outstanding during the years presented. Diluted income per share amounts are based on the weighted average number of shares of common stock and dilutive stock options outstanding during the periods presented.

4.       Stock Options

         During the three months ended February 15, 2004, the Company's stock options activity and weighted average exercise prices were as follows:

                                      Shares       Exercise Price
                                      -------      --------------
Outstanding, October 26, 2003         378,700           $10.91
Granted                                     -                -
Exercised                               8,999             6.59
                                      -------           ------
Outstanding, February 15, 2004        369,701           $11.01
                                      =======           ======

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

Net income, as reported                                  $890,897
Deduct: total stock-based compensation
   expense determined under the fair value
   method for all awards, net of related tax
   benefits                                              (308,833)
                                                         --------
Pro forma net income                                     $582,046
                                                         ========
Earnings per common share, basic:
        As reported                                      $   0.36
                                                         ========
        Pro forma                                        $   0.24
                                                         ========
Earnings per common share, diluted:

        As reported                                      $   0.34
                                                         ========
        Pro forma                                        $   0.22
                                                         ========

         The fair value of options granted was estimated on the date of the grant using the Black-Scholes option-pricing model.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We derive revenues and income from the operation and franchising of restaurants. Our Company-owned and franchised restaurants sell both food and alcoholic beverages (with the exception of two franchised locations that only sell food). Our restaurants are primarily located in the mid-west, within a 400 mile radius surrounding Columbus, Ohio, our Company's headquarters, and to a lesser extent in the southeast. Our franchised restaurants tend to be located on the outer edge of the mid-west, i.e. Philadelphia, Green Bay and St. Louis, with selective markets or locations within the mid-west also operated by franchisees.

         We generally lease the real estate for our restaurants and invest approximately $1.0 million dollars in furniture, fixtures and equipment and building costs not totally funded by landlords. We anticipate that new restaurants will generate annual sales of approximately $2.5 million each and an average restaurant level profit of at least $300,000. Franchisees generally pay an initial franchise fee of $40,000 per location, plus an annual royalty of 4% of sales. We anticipate that each additional franchised location will pay annual royalties of approximately $100,000.

         The restaurant industry is very competitive. We typically compete with several larger, national restaurant chains in most of our locations. By focusing on becoming the "Hometown Favorite", we believe we compete very favorably with larger chains. Nonetheless the amount of competition is one of the most significant factors affecting the success of a restaurant location. While we seek out less competitive sites, highly successful locations quickly attract competition, which may affect sales.

         During 2003 and into 2004, our restaurants experienced margin pressure due to rising beef chicken prices. We believe that much of the reason for this is an increased demand for a "Lo-Carb", more healthful diet. The demand for these types of menu items has pushed beef and chicken prices to record highs. As a result of the Canadian Mad Cow incident, beef prices have fallen somewhat during the first quarter of 2004, but still remain at a historically high level. Our approach to rising commodity prices has always been to cautiously raise prices every six months at a rate consistent with inflation and not over react to shorter-term price spikes. As a result of this policy, we have generally maintained a gradually declining cost of goods sold.

         We also have experienced sharply rising healthcare and worker's compensation insurance costs over the past several years. We are implementing several safety incentives and considering some level of self-funding to better contain worker's compensation expense. During the first quarter of 2004, we implemented a new health insurance program and increased our employee contribution rates in an effort to reduce our health insurance costs. We believe that the rising cost of healthcare will continue to be a challenge.

         We have bank borrowings in excess of $32.0 million. The related notes carry variable interest rates. As a result, our Company is exposed to a risk associated with rising interest rates. To mitigate this risk, we have purchased an interest rate swap, which essentially fixes the rate on approximately 40% of the outstanding balance. However, rising interest rates would subject us to higher interest expense and could significantly affect profitability.

         Approximately two thirds of the outstanding balance under our loan agreement relates to the repurchase of our common stock. In late 1998, we began a repurchase program, which has resulted in the repurchase of approximately two million shares of our common stock. We believe this has contributed significantly to the increase in our common stock price since 1998. We intend on maintaining a share repurchase program, but do not anticipate repurchasing a significant number of shares due to the limited trading volume of our common stock.

         At our current growth rate of four to five restaurants per year, we believe internally generated cash flow should be sufficient to fund growth, replacement capital expenditures and current debt service, all of which represent our major cash needs. A significant repurchase of our common stock, an accelerated growth rate or extended periods of reduced profitability would require additional borrowings. We believe we have adequate borrowing capacity to meet our needs. However, the longer term goal is to reduce debt levels.

YEAR-TO-YEAR COMPARISONS AND ANALYSIS

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of revenues:

                                           Sixteen Weeks Ended
                                       ----------------------------
                                       February 15,    February 16,
                                           2004            2003
                                       ------------    ------------
Revenues                                 100.0%         100.0%
Cost of Goods Sold                       (24.8)         (24.2)
Payroll & Benefits                       (32.2)         (32.3)
Other Operating Expenses                 (31.4)         (31.4)
Pre-opening Opening Expenses              (0.3)          (0.4)
Administrative Expenses                   (7.9)          (8.2)
Interest Expense                          (1.1)          (1.0)
Income Taxes                              (0.6)          (0.7)
                                         -----          -----
Net Income                                 1.7%           1.8%
                                         =====          =====

REVENUES

         Revenues for the first quarter of 2004 increased $4,214,000 or 8.6% from the first quarter of 2003. The increase was a result of i) the opening of six restaurants during 2003, ii) the opening of one restaurant late in the first quarter of 2004 and iii) increased franchise fees and royalties from the opening of four franchised locations during 2003 and one franchised opening during the first quarter of 2004. Same-store sales at restaurants opened at least eighteen months declined $47,000, which is essentially flat.

         Through the first eight weeks of the first quarter of 2004, same-store sales had declined 1.9% as a result of weather and general softness of the economy. Mid-way during the quarter we began to supplement our local store marketing efforts with a limited use of coupons, during the traditionally slow January/February time period. Same-store sales during the second half of the first quarter rose $437,000 or 1.9% and as a result same-store sales overall for the quarter were approximately even with last year. To further supplement our current marketing efforts, we intend to develop television ads, which will air in the second or third quarter of 2004.

         We expect to open three to four additional restaurants during the remainder of 2004. One restaurant was under construction at the end of the first quarter of 2004. We were under contract to lease one additional site and in the final stages of negotiations to lease five additional locations, all of which would open in either 2004 and 2005.

         We also expect continued increases in franchise fees and royalties. The number of franchised restaurants increased from fourteen at the end of the first quarter of 2003 to seventeen at the end of the first quarter of 2004. One franchised restaurant opened during the first quarter of 2004 in Oaks, Pennsylvania, a suburb of Philadelphia. Two additional franchised restaurants were under construction in Seymour, Indiana and in the Cincinnati, Ohio Airport, which subsequently opened early in the second quarter of 2004. We anticipate the opening of four additional franchised restaurants during the remainder of 2004.

COSTS AND EXPENSES

         Cost of goods sold, as a percentage of revenues, increased from 24.2% for the first quarter of 2003 to 24.8% for the first quarter of 2004. The increase was a result of record high beef and chicken prices, which essentially offset the effect of an approximate 3.0% price increase.

         Payroll and benefits, as a percentage of revenues, decreased slightly from 32.3% for the first quarter of 2003 to 32.2% for the first quarter of 2004. The decrease was a result of lower payroll expense and reduced health insurance expense, but was offset to a great extent, by higher worker's compensation insurance expense. Payroll expense declined due to a continued leveling off of wage rates. Health insurance declined due to a change in our health plan during the quarter and increased employee contributions for health insurance. Worker's compensation insurance increased due to a tripling of rates in Ohio, where approximately 40% of our restaurants are located.

         Other operating expenses, as a percentage of revenues, remained constant at 31.4% for both the first quarter of 2003 and 2004. Most expenses in this category remained relatively constant between 2003 and 2004 with the exception of equipment lease expense and depreciation. At the start of fiscal 2004, we purchased most of our leased equipment for $6.4 million. As a result, equipment lease expense declined $625,000 from the first quarter of 2003 and depreciation related to the leased equipment increased $390,000.

         Pre-opening expenses, as a percentage of revenues, declined from 0.4% for the first quarter of 2003 to 0.3% for the first quarter of 2004. The decline was a result of the timing of restaurant openings and a slightly reduced pace of openings in 2004.

ADMINISTRATIVE EXPENSES

         Administrative expenses, as a percentage of revenues, declined from 8.2% for its first quarter of 2003 to 7.9% for the first quarter of 2004. The decrease was due to the fact that revenues grew faster than administrative expenses. In dollar terms, administrative expenses increased $198,000 or 5% from the first quarter of 2003 to the first quarter of 2004. The increase was a result of raises for corporate personnel, the addition of several additional corporate support personnel and higher employee benefit costs due primarily to health insurance expense.

INTEREST EXPENSE

         Interest expense increased 22% from the first quarter of 2003 to the first quarter of 2004 due to an increase in the interest rate charged under our revolving credit agreement and due to an increase in interest bearing debt.

         Our interest rate is based upon the ratio of bank indebtedness to earnings before interest, taxes, depreciation and amortization. Based upon results for fiscal 2003, the interest rate under our credit agreement increased to LIBOR plus 3.5% or prime plus -3/4 percent. As a result, the interest rate under the revolving credit line was 4.75% at February 15, 2004, as compared to 4.5% at February 16, 2003. Through the use of an interest rate swap, the interest rate on approximately 40% of our two term loans is essentially fixed at 9.9% at February 15, 2004 as compared to 9.5% at February 16, 2003. The interest rate on the balance of the two term loans increased from 4.5% at February 16, 2003 to 4.75% at February 15, 2004.

         Total interest bearing debt increased from $31.6 million at February 16, 2003 to $32.0 million at February 15, 2004. The increase was a result of a second term loan in the amount of $6.0 million which funded on October 27, 2003, the first day of fiscal 2004. The proceeds of the loan were used to purchase $6.4 million dollars of previously leased equipment. Normal principal amortization of the two term loans plus a reduction of the outstanding balance under our revolving credit line resulted in the net increase in interest bearing debt of only $400,000 from the first quarter of 2003. We capitalized $80,000 of construction period interest during the first quarter of 2004 versus $188,000 during the first quarter of 2003.

INCOME TAXES

         Our effective tax rate remained relatively constant at 26.0% and 26.5%, respectively, for the first quarter of 2004 and first quarter of 2003. We expect our effective tax rate will remain approximately 26% for fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital ratio remained at .4 to 1 at October 26, 2003 and February 15, 2004. Historically, we have been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

         During the first quarter of 2004, we expended approximately $10,025,000 for property additions, and $24,364,000 to reduce long-term obligations. Funds for such expenditures were provided primarily by $30,086,000 from proceeds of long-term obligations, $4,327,000 from operations and $232,000 from cash on hand. We routinely draw down and repay balances under our revolving credit agreement, the gross amounts of which are included in the above numbers.

         We intend to open three to four Max & Erma's restaurants during the remainder of 2004 and four to five Max & Erma's restaurants during fiscal 2005. At February 15, 2004, we were contractually committed to the lease of two sites, one of which was under construction. Five additional sites had been approved and were in final stages of negotiations.

         The estimated cost to complete the two restaurants that we are contractually committed to is approximately $2.0 million as of February 15, 2004. Funding for new restaurants is expected to be provided by cash flow from operations, the sale-leaseback of real estate, landlord construction allowances and our revolving credit line. At February 15, 2004, we had approximately $7.0 million available under our $15.0 million revolving credit line, approximately $5.0 million available under sale-leaseback commitments for two properties and a $900,000 landlord construction allowance. Typically, these have been the sources of funding for capital expenditures and we expect that they will remain so.

         In addition to expenditures for new restaurants, our other significant uses of cash are for fixed asset replacements, debt repayment and the repurchase of its common stock. We expect to expend approximately $3.0 million and $3.9 million annually on fixed asset replacement and debt service, respectively. Expenditures for new restaurants, prior to signing the related contract to purchase or lease, and the repurchase of common stock are of a more discretionary nature and may be curtailed if cash flow from operations and other financing sources were diminished. We have not experienced any such problems in obtaining funding or maintaining recent levels of cash flow from operations. However, if profitability of our restaurants were to decline significantly, for an extended period of time, cash flow from operations would be reduced and we might be forced to reduce expansion plans and forego any repurchase of common stock. Based upon the first quarter of 2004, net income represented approximately 27% of net after tax cash flow. Depreciation represented the other 73% or approximately $2.4 million for the quarter. Therefore, our Company could operate at a break even for an extended period of time and still generate adequate cash flow from operations to meet required debt service and fund fixed asset replacements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's Discussion and Analysis of Operations and Financial Condition discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, our management evaluates its estimates and judgments. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

Derivative Instruments

Our Company utilizes interest rate swap agreements to manage interest rate exposure on floating-rate obligations. We do not use derivative instruments unless there is an underlying exposure and, therefore, do not use derivative instruments for trading or speculative purposes. The evaluation of hedge effectiveness is subject to assumptions based on the terms and timing of the underlying exposures. All derivative instruments are recognized in the Consolidated Balance Sheet at estimated fair value.

Asset Impairments

We review each restaurant to ascertain whether property and equipment, goodwill and other intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write down the assets to a fair value as determined from expected future discounted cash flows.

Same-Store Sales

Our Company discloses certain information regarding the performance of certain restaurants in operation at least 18 consecutive months in our management's discussion and analysis. We exclude restaurants from this calculation that do not meet this definition. In addition, restaurants are excluded when unusual events or circumstances outside our control significantly change the business of the restaurant.

INFLATION

We believe the effects of inflation have not had a material impact on our results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding the annual sales and profitability of new restaurants (paragraph 2), the anticipated royalties from new franchised restaurants (paragraph 2), the belief that we compete favorably with larger chains (paragraph 3), the belief that the rising cost of healthcare will continue to be a challenge (paragraph
5), the belief that the repurchase of common stock has contributed to the increase in our stock price (paragraph 7), the anticipation that we will not be purchasing a significant number of additional shares under our stock repurchase program (paragraph 7), the belief that we have sufficient internally generated cash flow and borrowing capacity to meet our cash needs (paragraph 8), the opening of additional restaurants (paragraph 12 and 25), the expectation of increased franchise fees and royalties (paragraph 13), the opening of additional franchised restaurants (paragraph 13), our effective tax rate for 2004 (paragraph 22), the estimated costs to complete new restaurants (paragraph 26), and the source and availability of funding for new restaurants (paragraph 26).

         Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, our ability to open or franchise new restaurants as planned, changes in competition in markets where we operate restaurants, the availability of restaurant workers, our ability to control administrative expenses, changes in interest rates, changes in cash flows from operations, the availability of real estate for purchase or lease, and other risks, uncertainties and factors described in our most recent Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our Company's primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit agreement, which permits borrowings up to $39.1 million. To minimize the effect of interest rate fluctuations, we have entered into an interest rate swap arrangement. Under this agreement, we pay a fixed rate of interest on a portion of the outstanding balance.

Item 4 - CONTROLS AND PROCEDURES

         Disclosure Controls and Procedures - Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management appropriate to allow timely decisions regarding required disclosure.

         As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our chief executive officer and chief financial officer , in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

         Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended February 15, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Exhibit 31.1* - Rule 13a-14(a) Certification of Principal Executive Officer

         Exhibit 31.2* - Rule 13a-14(a) Certification of Principal Financial Officer

         Exhibit 32.1+ - Section 1350 Certification of Principal Executive
         Officer

         Exhibit 32.2+ - Section 1350 Certification of Principal Financial
         Officer

------------------------
* Filed with this report.

+ Furnished with this report.

(b)  Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MAX & ERMA'S RESTAURANTS, INC.

                                         Registrant

                                         /s/ Todd B. Barnum
                                         ---------------------------------------
                                             Todd. B. Barnum
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer)

                                         /s/ William C. Niegsch, Jr.
                                         ---------------------------------------
                                             William C. Niegsch, Jr.
                                             Executive Vice President &
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

March 19, 2004
    Date

                                  EXHIBIT INDEX

Exhibit No.                                 Exhibit                                 Page No.
-----------                                 -------                                 --------
 31.1*           Rule 13a-14(a) Certification of Principal Executive Officer         Page 16

 31.2*           Rule 13a-14(a) Certification of Principal Financial Officer         Page 18

 32.1+           Section 1350 Certification of Principal Executive Officer           Page 20

 32.2+           Section 1350 Certification of Principal Financial Officer           Page 21

* Filed with this report.

+ Furnished with this report.