Form 10-Q
period 2004-05-09
MAX & ERMAS RESTAURANTS INC
filed 2004-06-16
CIK 706471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended May 9, 2004
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

As of May 9, 2004, there were 2,457,592 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                         MAX & ERMA'S RESTAURANTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                May 9,
                                                                 2004         October 26,
                                                              (UNAUDITED)        2003
                                                             ------------    ------------
                          ASSETS
Current Assets:
Cash                                                         $  1,757,423    $  2,616,324
Inventories                                                     1,291,326       1,161,927
Other Current Assets                                            2,462,258       2,215,619
                                                             ------------    ------------
Total Current Assets                                            5,511,007       5,993,870

Property - At Cost                                             92,007,113      82,885,574
Less Accumulated Depreciation and Amortization                 39,763,592      35,848,525
                                                             ------------    ------------
Property - Net                                                 52,243,521      47,037,049

Other Assets                                                    9,030,573       8,711,176
                                                             ------------    ------------
Total                                                        $ 66,785,101    $ 61,742,095
                                                             ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Obligations                  $  4,075,695    $  2,664,166
Accounts Payable                                                4,549,397       4,140,765
Accrued Payroll and Related Taxes                               2,989,463       2,966,718
Accrued Liabilities                                             3,751,531       3,944,917
                                                             ------------    ------------
Total Current Liabilities                                      15,366,086      13,716,566

Long-Term Obligations - Less Current Maturities                37,364,524      35,836,887

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
   Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
   Authorized 5,000,000 Shares,
   Issued and Outstanding 2,457,592 Shares
   at 05/09/04 and 2,449,601 Shares at 10/26/03                   245,759         244,960
Additional Paid-In Capital                                        173,377
Accumulated Other Comprehensive Loss                             (344,648)       (648,373)
Retained Earnings                                              13,980,003      12,592,055
                                                             ------------    ------------
Total Stockholders' Equity                                     14,054,491      12,188,642
                                                             ------------    ------------
Total                                                        $ 66,785,101    $ 61,742,095
                                                             ============    ============

(See notes to interim unaudited condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                  Twelve Weeks Ended       Twenty-eight Weeks Ended
                               -------------------------   -------------------------
                                  May 9,        May 11,       May 9,        May 11,
                                   2004          2003          2004          2003
                               -----------   -----------   -----------   -----------
REVENUES:                      $41,882,192   $38,801,416   $95,303,714   $88,009,019

COSTS AND EXPENSES:
Costs of Goods Sold             10,832,967     9,667,975    24,071,425    21,579,993
Payroll and Benefits            13,633,259    12,892,380    30,837,128    28,764,049
Other Operating Expenses        13,022,428    12,040,253    29,803,418    27,487,274
Pre-Opening Expenses               101,746       166,361       249,034       367,498
Administrative Expenses          3,130,350     2,809,986     7,380,834     6,862,181
                               -----------   -----------   -----------   -----------
Total Operating Expenses        40,720,750    37,576,955    92,341,839    85,060,995
                               -----------   -----------   -----------   -----------
Operating Income                 1,161,442     1,224,461     2,961,875     2,948,024
Interest Expense                   515,120       398,379     1,111,674       886,098
Minority Interest in Income
  of Affiliated Partnerships        19,252        19,251        19,252        19,251
                               -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES         627,070       806,831     1,830,949     2,042,675
INCOME TAXES                       130,000       157,000       443,000       485,000
                               -----------   -----------   -----------   -----------
NET INCOME                     $   497,070   $   649,831   $ 1,387,949   $ 1,557,675
                               ===========   ===========   ===========   ===========

NET INCOME PER SHARE:
   Basic                       $      0.20   $      0.26   $      0.57   $      0.64
                               ===========   ===========   ===========   ===========
   Diluted                     $      0.19   $      0.25   $      0.54   $      0.59
                               ===========   ===========   ===========   ===========

SHARES OUTSTANDING:
   Basic                         2,457,539     2,470,907     2,454,266     2,421,500
                               ===========   ===========   ===========   ===========
   Diluted                       2,580,060     2,609,337     2,592,867     2,662,551
                               ===========   ===========   ===========   ===========

(See notes to interim unaudited condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   Twenty-eight Weeks Ended
                                                                 ----------------------------
                                                                    May 9,          May 11,
                                                                     2004            2003
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $  1,387,949    $  1,557,675
Depreciation and amortization                                       4,313,898       3,320,454
Loss on Disposition of Assets                                         106,419          60,513
Minority interest in income of Affiliated Partnerships                 19,252          19,251
Changes in other assets and liabilities                              (232,566)     (1,430,818)
                                                                 ------------    ------------
Net cash provided by operating activities                           5,594,952       3,527,075
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                (12,562,965)     (9,435,827)
Proceeds from sale of assets                                        2,805,704       7,754,757
Decrease (increase) in other assets                                  (282,855)        173,376
                                                                 ------------    ------------
Net cash used by investing activities                             (10,040,116)     (1,507,694)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                    (41,851,228)    (34,526,057)
Proceeds from long-term obligations                                45,512,814      31,774,200
Proceeds from sale of stock                                            42,430         198,748
Purchase of common stock                                              (20,721)              -
Debt issue costs                                                      (77,780)        (10,000)
Distributions to minority interests in Affiliated Partnerships        (19,252)        (19,251)
                                                                 ------------    ------------
Net cash provided by (used by) financing activities                 3,586,263      (2,582,360)
                                                                 ------------    ------------

NET DECREASE IN CASH AND EQUIVALENTS                                 (858,901)       (562,979)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                         2,616,324       3,406,702
                                                                 ------------    ------------

CASH AND EQUIVALENTS AT END OF PERIOD                            $  1,757,423    $  2,843,723
                                                                 ============    ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                       $  1,487,453    $  1,381,867
  Income taxes                                                   $    361,964    $    709,624
Non-cash activities:
  Property additions financed by accounts payable                $    817,439    $  1,281,093

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

      The Company and its Affiliated Partnership each have a 52-53 week fiscal year, which ends on the last Sunday in October. Fiscal 2003 consists of 52 weeks and includes one sixteen-week and three twelve-week quarters. Fiscal 2004 consists of 53 weeks and includes one sixteen-week, two twelve-week and one thirteen-week quarters.

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

3.    Long-Term Obligations

      On October 27, 2003, the first day of fiscal 2004, the Company borrowed $6,000,000 to finance the purchase of previously leased equipment. The loan provides for monthly payments of $125,000 plus interest, beginning December 31, 2003 through December 31, 2007. The loan bears interest at a fluctuating rate based upon the prime or LIBOR rate determined by the ratio of Indebtedness of the Company to the EBITDA of the Company (4.75% at May 9, 2004).

4.    Net Income Per Share

      Basic income per share amounts are based on the weighted average number of shares of common stock outstanding during the years presented. Diluted income per share amounts are based on the weighted average number of shares of common stock and dilutive stock options outstanding during the periods presented.

5.    Stock Options

      During the 28-weeks ended May 9, 2004, the Company's stock options activity and weighted average exercise prices were as follows:

                                 Shares     Exercise Price
                                --------    --------------
Outstanding, October 26, 2003    378,700        $10.91
Granted                           30,950         17.51
Exercised                        (10,999)        (6.88)
Forfeited                         (2,000)        (7.75)
                                --------        ------
Outstanding, May 9, 2004         396,651        $11.55
                                ========        ======

      The Company accounts for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded in all years presented because all stock options were granted at an exercise price equal to the fair market value of the Company's stock on the date of the grant. If compensation expense for the Company's stock option grants had been determined based on their estimated fair value at the grant dates, the Company's net income and earnings per share for the 28-weeks ending May 9, 2004 would have been as follows:

                                              Twelve
                                               Weeks         Twelve      Twenty Eight    Twenty Eight
                                               Ended       Weeks Ended    Weeks Ended     Weeks Ended
                                            May 9, 2004   May 11, 2003    May 9, 2004    May 11, 2003
                                            -----------   ------------    -----------   -------------
Net income, as reported                     $ 497,070     $ 649,831       $1,387,949    $   1,557,675

Deduct:  total stock-based compensation
     expense determined under the fair
     value method for all awards, net
     of related tax benefits                 (120,517)     (268,113)        (429,350)        (310,553)
                                            ---------     ---------       ----------    -------------
Pro forma net income                        $ 376,553     $ 381,718       $  958,599    $   1,247,122
                                            =========     =========       ==========    =============
Earnings per common share, basic:
     As reported                            $    0.20     $    0.26       $     0.57    $        0.64
                                            =========     =========       ==========    =============
     Pro forma                              $    0.15     $    0.15       $     0.39    $        0.52
                                            =========     =========       ==========    =============
Earnings per common share, diluted:
     As reported                            $    0.19     $    0.25       $     0.54    $        0.59
                                            =========     =========       ==========    =============
     Pro forma                              $    0.15     $    0.15       $     0.37    $        0.47
                                            =========     =========       ==========    =============

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

      During 2003 and 2004, our restaurants experienced margin pressure due to rising beef and chicken prices. Through the first half of 2004, cost of goods sold is in excess of a full percentage point over its targeted range due entirely to higher beef, chicken and dairy prices. We believe that much of the reason for this is an increased demand for a "Lo-Carb", more healthful diet. The demand for these types of menu items has pushed beef and chicken prices to record highs. Our approach to rising commodity prices has always been to cautiously raise prices every six months at a rate consistent with inflation and not over react to shorter-term price spikes. As a result of this policy, we have generally maintained a gradually declining cost of goods sold.

      We also have experienced sharply rising healthcare and worker's compensation insurance costs over the past several years. We are implementing several safety incentives and have applied to the State of Ohio to self-fund our Ohio Worker's Compensation insurance. We believe this will lower worker's compensation expense for our Ohio restaurants. During the first quarter of 2004, we implemented a new health insurance program and increased our employee contribution rates in an effort to reduce our health insurance costs. For the second quarter of 2004, health insurance costs had declined by approximately 30 basis points. However, we believe that the rising cost of healthcare will continue to be a challenge.

      We have bank borrowings in excess of $30.0 million. The related notes carry variable interest rates. As a result, our Company is exposed to a risk associated with rising interest rates. To mitigate this risk, we have purchased an interest rate swap, which essentially fixes the rate on approximately 35% of the outstanding balance. However, rising interest rates would subject us to higher interest expense and could significantly affect profitability.

      Approximately two thirds of the outstanding balance under our loan agreement relates to the repurchase of our common stock. In late 1998, we began a repurchase program, which has resulted in the repurchase of approximately two million shares of our common stock. We believe this has contributed significantly to the increase in our common stock price since 1998. We currently maintain a share repurchase program, but do not anticipate repurchasing a significant number of shares due to the limited trading volume of our common stock.

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

YEAR-TO-YEAR COMPARISONS AND ANALYSIS
RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of revenues:

                           Sixteen Weeks Ended   Twenty-Eight Weeks Ended
                           -------------------   ------------------------
                            May 9,    May 11,        May 9,    May 11,
                             2004      2003           2004      2003
                            ------    ------         ------    ------
Revenues                     100.0     100.0          100.0     100.0
Cost of Goods Sold           (25.9)    (24.9)         (25.3)    (24.5)
Payroll & Benefits           (32.5)    (33.2)         (32.3)    (32.7)
Other Operating Expenses     (31.1)    (31.0)         (31.3)    (31.2)
Pre-Opening Expenses          (0.2)     (0.4)          (0.3)     (0.4)
Administrative Expenses       (7.5)     (7.3)          (7.7)     (7.8)
Interest Expense              (1.2)     (1.0)          (1.2)     (1.0)
Minority Interest             (0.1)     (0.1)             -         -
Income Taxes                  (0.3)     (0.4)          (0.5)     (0.6)
                            ------    ------         ------    ------
Net Income                     1.2       1.7            1.4       1.8
                            ======    ======         ======    ======

REVENUES

      Revenues for the second quarter of 2004 increased $3,081,000 or 7.9% from the second quarter of 2003. The increase was a result of i) the opening of three restaurants during the second half of 2003, ii) the opening of two restaurants during the first half of 2004, and iii) increased franchise fees and royalties resulting from the opening of four franchised locations during 2003 and two franchised openings thus far in 2004. Same-store sales at restaurants opened at least eighteen months declined $39,000, which is essentially flat.

      Year-to-date revenues increased $7,295,000 or 8.3% from 2003 to 2004. The increase was a result of the opening of six restaurants during 2003, ii) the opening of two restaurants during the first half of 2004, and iii) increased franchised fees and royalties. Year-to-date same-store sales declined by $85,000, which is also essentially flat.

      Year-to-date our average guest check increased by approximately 4% due largely to menu price increases over last year. Customer counts declined by approximately an equal percentage. Early in fiscal 2004 weather negatively impacted same-store sales. This decline was offset by a limited use of coupons during the second half of the quarter. However, since then sales have remained essentially flat. Late in the second quarter we initiated a test of television advertising in the Columbus, Ohio market. The test will run into the second quarter of 2004, at which time we will evaluate the results and determine if television advertising should be used in any of our other markets. In making that determination, we will compare same-store sales in the Columbus market during the test to the remainder of our restaurants and evaluate the cost effectiveness of the advertising.

      We expect to open two to three additional restaurants during the remainder of 2004. Two restaurants were under construction at the end of the second quarter, both of which should open during the fourth quarter of 2004. One additional site was under contract and is expected to open late in the fourth quarter of 2004 or early in 2005. We are negotiating for five additional sites, all of which should open in 2005.

      We also expect continued increases in franchise fees and royalties. The number of franchised restaurants increased from fourteen at the end of the second quarter of 2003 to eighteen at the end of the second quarter of 2004. Year-to-date franchise fees and royalties increased 22%. Two additional franchised restaurants were under construction in Seymour, Indiana and Chillicothe, Ohio. We anticipate the opening of these two restaurants plus one to two additional franchised restaurants during the second half of 2004.

COSTS AND EXPENSES

      Cost of goods sold, as a percentage of revenues, increased from 24.9% for the second quarter of 2003 to 25.9% for the second quarter of 2004. Year-to-date cost of goods sold, as a percentage of revenues, increased from 24.5% for 2003 to 25.3% for 2004. The increases were due primarily to record high beef and chicken prices in 2004 and, to a lesser extent, higher dairy prices during the second quarter of 2004. These higher costs entirely offset the effect of an approximate 3.0% menu price increase over last year.

      Payroll and benefits, as a percentage of revenues, decreased from 33.2% for the second quarter of 2003 to 32.5% for the second quarter of 2004. Year-to-date payroll and benefits decreased from 32.7% for 2003 to 32.3% for 2004. The decreases were a result of lower restaurant payroll and reduced health insurance expense. The reduction from the second quarter of 2003 to the second quarter of 2004 was also the result of opening three restaurants during the second quarter of 2003 versus only one opening during the second quarter of 2004. The opening of a greater number of restaurants during a quarter generally increases payroll and benefits, as a percentage of revenues, due to the initial inefficiency of a new restaurant's workforce. Health insurance expense declined due to a change in our health plan during the first quarter of 2004. We expect that decline to continue for the remainder of 2004.

      Other operating expenses, as a percentage of revenues, remained relatively flat for both the quarter and year-to-date periods relative to last year. Most expenses in this category remained relatively constant between 2003 and 2004 with the exception of equipment lease expense, which declined by 130 basis points due to the purchase of most of our leased equipment. This decline was offset by an 80 basis point increase in depreciation related to the purchased equipment and minor increases in several other expenses such as utilities, rent and carryout supplies.

      Pre-opening expenses, as a percentage of revenues, declined from 0.4% for the second quarter of 2003 to 0.2% for the second quarter of 2004. Year-to-date pre-opening expenses, as a percentage of revenues, decreased from 0.4% for 2003 to 0.3% for 2004. The declines were a result of the timing of restaurant openings and a slightly reduced pace of openings in 2004.

ADMINISTRATIVE EXPENSES

      Administrative expenses, as a percentage of revenues, increased from 7.3% for the second quarter of 2003 to 7.5% for the second quarter of 2004. Year-to-date administrative expenses, as a percentage of revenues, decreased slightly from 7.8% for 2003 to 7.7% for 2004. In dollar terms, administrative expenses increased 11% and 8% for the quarter and year-to-date periods, respectively. The increases in dollars were a result of raises for corporate personnel, the addition of several corporate support personnel and higher employee benefit costs. The total increases in dollars was generally in line with our revenue growth and therefore, remained relative constant as a percentage of revenues.

INTEREST EXPENSE

      Interest expense increased 29% from the second quarter of 2003 to the second quarter of 2004 and year-to-date 26% from 2003 to 2004 due to an increase in the interest rate charged under our revolving credit agreement and due to an increase in interest bearing debt.

      Our interest rate is based upon the ratio of bank indebtedness to earnings before interest, taxes, depreciation and amortization. Based upon results for fiscal 2003, the interest rate under our credit agreement increased to LIBOR plus 3.5% or prime plus 3/4 percent. As a result, the interest rate under the revolving credit line was 4.75% at May 9, 2004, as compared to 4.0% at May 11, 2003. Through the use of an interest rate swap, the interest rate on approximately 35% of our two term loans is essentially fixed at 9.9% at May 9, 2004 as compared to 9.0% at May 11, 2003. The interest rate on the balance of the two term loans increased from 4.0% at May 11, 2003 to 4.75% at May 9, 2004.

      Total interest bearing debt increased from $26.2 million at May 11, 2003 to $30.0 million at May 9, 2004. The increase was a result of a second term loan in the amount of $6.0 million which funded on October 27, 2003, the first day of fiscal 2004. The proceeds of the loan were used to purchase $6.4 million dollars of previously leased equipment. Scheduled principal amortization of the two term loans resulted in the net increase in interest bearing debt of only $3.6 million from the second quarter of 2003. We capitalized $100,000 of construction period interest during the first 28 weeks of 2004 versus $293,000 during the first quarter of 2003.

INCOME TAXES

      Our effective tax rate remained relatively constant at 24.0% for the first 28 weeks of 2004 and 2003. We expect our effective tax rate will remain approximately 24.0% for fiscal 2004, although at higher levels of pre-tax income tax credit have a lesser effect and the effective tax rate rises.

LIQUIDITY AND CAPITAL RESOURCES

      Our working capital ratio remained at 0.4 to 1 at October 26, 2003 and May 9, 2004. Historically, we have been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

      During the first 28 weeks of 2004, we expended approximately $12,563,000 for property additions, and $41,851,000 to reduce long-term obligations. Funds for such expenditures were provided primarily by $45,513,000 from proceeds of long-term obligations, $5,595,000 from operations and $859,000 from cash on hand. We routinely draw down and repay balances under our revolving credit agreement, the gross amounts of which are included in the above numbers.

      We intend to open two to three Max & Erma's restaurants during the remainder of 2004 and four to five Max & Erma's restaurants during fiscal 2005. At May 9, 2004, we were contractually committed to the lease of three sites, two of which were under construction. Five additional sites had been approved and were in some stage of negotiations.

      The estimated cost to complete the two restaurants that we are contractually committed to is approximately $5.5 million as of May 9, 2004. Funding for new restaurants is expected to be provided by cash flow from operations, the sale-leaseback of real estate, landlord construction allowances and our revolving credit line. At May 9, 2004, we had approximately $8.0 million available under our $15.0 million revolving credit line and approximately $2.4 million in landlord construction allowances. Typically, these have been the sources of funding for capital expenditures and we expect that they will remain so.

      In addition to expenditures for new restaurants, our other significant uses of cash are for fixed asset replacements, debt repayment and the repurchase of our common stock. We expect to expend approximately $3.0 million and $3.9 million annually on fixed asset replacement and debt service, respectively. Expenditures for new restaurants, prior to signing the related contract to purchase or lease, and the repurchase of common stock are of a more discretionary nature and may be curtailed if cash flow from operations and other financing sources were diminished. We have not experienced any such problems in obtaining funding or maintaining recent levels of cash flow from operations. However, if profitability of our restaurants were to decline significantly, for an extended period of time, cash flow from operations would be reduced and we might be forced to reduce expansion plans and forego any repurchase of common stock. Based upon the first 28 weeks of 2004, net income represented approximately 24% of net after tax cash flow. Depreciation represented the other 76% or approximately $4.3 million. Therefore, our Company could operate at a break even for an extended period of time and still generate adequate cash flow from operations to meet required debt service and fund fixed asset replacements.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

      This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding anticipated revenues and profitability from new restaurants (Paragraph 2), anticipated royalties from new franchised restaurants (Paragraph 2), the belief that we compete favorably with larger chains (Paragraph 3), the belief that safety programs and self-funding will lower worker's compensation expense (Paragraph 5), the belief that the rising cost of healthcare will continue to be a challenge (Paragraph 5), the belief that the repurchase of common stock has contributed to the increase in our stock price (Paragraph 7), the anticipation that we will not be purchasing a significant number of additional shares under our stock repurchase program (Paragraph 7), the belief that we have sufficient internally generated cash flow and borrowing capacity to meet our cash needs (Paragraph 8), the opening of additional restaurants (Paragraphs 13 and 26), the expectation of increased franchise fees and royalties (Paragraph 14), the opening of additional franchise restaurants (Paragraph 14), the expectation that health insurance expense may decline during the remainder of 2004 (Paragraph 16), the expectation that our effective tax rate will remain approximately 24% for 2004 (Paragraph 23), the estimated costs to complete new restaurants (Paragraph 27), the source and availability of funding for new restaurants (Paragraph 27), the anticipated expenditures on fixed assets and debt service (Paragraph 28) and the belief that we could operate at a break even and still meet required debt service and fund fixed asset replacements (Paragraph 28).

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our Company's primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit agreement, which permits borrowings up to $38.0 million. To minimize the effect of interest rate fluctuations, we have entered into an interest rate swap arrangement. Under this agreement, we pay a fixed rate of interest on a portion of the outstanding balance.

Item 4 - CONTROLS AND PROCEDURES

      Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

      Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended May 9, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSURER PURCHASES OF EQUITY SECURITIES

(e) The following table provides information about purchases by the company [and its affiliated purchasers] during the quarter ended May 9, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:(1)

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                                          (d)
                                                                                  (c)                Maximum number
                                                                             Total Number of         of Shares that
                                   (a)                                      Shares Purchased          May Yet Be
                             Total Number of              (b)              as Part of Publicly      Purchased Under
                            Shares Purchased          Average Price          Announced Plans         the Plans or
   Four-Week Period                (1)               Paid per Share          or Programs (2)            Programs
--------------------------------------------------------------------------------------------------------------------
02/17/04 -                          -                         -                  71,292                 128,708
03/14/04
--------------------------------------------------------------------------------------------------------------------
03/15/04 -                         27                    $17.40                  71,319                 128,681
04/11/04
--------------------------------------------------------------------------------------------------------------------
04/12/04 -                          -                         -                       -                 128,681
05/09/04
--------------------------------------------------------------------------------------------------------------------
Total                              27                    $17.40                  71,319                 128,681
--------------------------------------------------------------------------------------------------------------------

(1) We repurchased an aggregate of 27 shares of our common stock pursuant to the repurchase program that we publicly announced on September 4, 2003 (the "program").

(2) Our board of directors approved the repurchase by us of up to an aggregate of 200,000 shares of our common stock/shares of our common stock pursuant to the Program. The expiration date of this Program was extended to August 21, 2004.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its Annual Meeting of Stockholders on April 9, 2004 for the purpose of electing three Class III directors for three-year terms expiring in 2007 and ratifying Deloitte & Touche LLP as the Company's independent auditors for the 2004 fiscal year.

      Each nominee to the Company's Board of Directors was elected by the following vote:

                      VOTES FOR     VOTES WITHHELD
William E. Arthur     2,222,462         92,093
Todd B. Barnum        2,310,246          4,309
Thomas R. Green       2,293,709         20,846

      Additionally, Deloitte & Touche LLP was ratified as the Company's independent auditors for the 2004 fiscal year by a vote of 2,294,220 shares for 19,879 against and 456 shares abstained.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 31.1* - Rule 13a-14(a) Certification of Principal Executive
                            Officer

            Exhibit 31.2* - Rule 13a-14(a) Certification of Principal Financial
                            Officer

            Exhibit 32.1+ - Section 1350 Certification of Principal Executive
                            Officer

            Exhibit 32.2+ - Section 1350 Certification of Principal Financial
                            Officer

            ----------
            *Filed with this report.

            +Furnished with this report.

      (b)   Reports on Form 8-K

            8-K filed March 18, 2004 regarding first quarter 2004 financial results.

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

                                   MAX & ERMA'S RESTAURANTS, INC.
                                   ------------------------------
                                                Registrant

                                          /s/   Todd B. Barnum
                                          -----------------------------------
                                                Todd. B. Barnum
                                                Chairman of the Board, President
                                                and Chief Executive Officer
                                                (Principal Executive Officer)


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

June 16, 2004
-------------
    Date

                                  EXHIBIT INDEX

Exhibit No.                             Exhibit                             Page No.
-----------                             -------                             --------
 31.1*        Rule 13a-14(a) Certification of Principal Executive Officer    Page 19

 31.2*        Rule 13a-14(a) Certification of Principal Financial Officer    Page 21

 32.1+        Section 1350 Certification of Principal Executive Officer      Page 23

 32.2+        Section 1350 Certification of Principal Financial Officer      Page 24

* Filed with this report.

+ Furnished with this report.