Form 10-Q
period 2004-08-01
MAX & ERMAS RESTAURANTS INC
filed 2004-09-03
CIK 706471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended August 1, 2004

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

As of August 1, 2004, there were 2,459,796 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                         MAX & ERMA'S RESTAURANTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    August 1,
                                                     2004         October 26,
                                                  (UNAUDITED)        2003
                                                  ------------    ------------
                         ASSETS

Current Assets:
Cash                                              $  3,003,637    $  2,616,324
Inventories                                          1,280,021       1,161,927
Other Current Assets                                 2,534,016       2,215,619
                                                  ------------    ------------
Total Current Assets                                 6,817,674       5,993,870

Property - At Cost                                  95,932,442      82,885,574
Less Accumulated Depreciation and Amortization      41,287,371      35,848,525
                                                  ------------    ------------
Property - Net                                      54,645,071      47,037,049

Other Assets                                         9,021,231       8,711,176
                                                  ------------    ------------
Total                                             $ 70,483,976    $ 61,742,095
                                                  ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Obligations       $  4,057,040    $  2,664,166
Accounts Payable                                     6,274,408       4,140,765
Accrued Payroll and Related Taxes                    3,108,127       2,966,718
Accrued Liabilities                                  4,662,008       3,944,917
                                                  ------------    ------------
Total Current Liabilities                           18,101,583      13,716,566

Long-Term Obligations - Less Current Maturities     38,314,930      35,836,887

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
   Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
   Authorized 5,000,000 Shares,
   Issued and Outstanding 2,459,796 Shares
   at 08/01/04 and 2,449,601 Shares at 10/26/03        245,979         244,960
Additional Paid-In Capital                             180,407
Accumulated Other Comprehensive Loss                  (268,739)       (648,373)
Retained Earnings                                   13,909,816      12,592,055
                                                  ------------    ------------
Total Stockholders' Equity                          14,067,463      12,188,642
                                                  ------------    ------------
Total                                             $ 70,483,976    $ 61,742,095
                                                  ============    ============

(See notes to interim unaudited condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS,INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          Twelve Weeks Ended            Forty Weeks Ended
                                    ----------------------------    ---------------------------
                                       August 1,      August 3,       August 1,      August 3,
                                         2004           2003            2004           2003
                                    ------------    ------------    ------------   ------------
REVENUES:                           $ 42,090,386    $ 39,589,993    $137,394,100   $127,599,012

COSTS AND EXPENSES:
Costs of Goods Sold                   11,210,700       9,833,941      35,282,125     31,413,934
Payroll and Benefits                  13,813,500      12,994,300      44,650,628     41,758,349
Other Operating Expenses              13,426,463      12,240,073      43,229,881     39,727,347
Pre-Opening Expenses                     162,976         275,496         412,010        642,994
Loss on Disposition of Assets                            158,239                        158,239
Administrative Expenses                3,176,174       3,009,247      10,557,008      9,871,428
                                    ------------    ------------    ------------   ------------
Total Operating Expenses              41,789,813      38,511,296     134,131,652    123,572,291
                                    ------------    ------------    ------------   ------------
Operating Income                         300,573       1,078,697       3,262,448      4,026,721
Interest Expense                         473,766         373,606       1,585,440      1,259,704
Minority Interest in Income
  of Affiliated Partnerships                              19,251          19,252         38,502
                                    ------------    ------------    ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES       (173,913)        685,840       1,657,756      2,728,515
INCOME TAXES (BENEFIT)                  (103,000)         66,000         340,000        551,000
                                    ------------    ------------    ------------   ------------
NET INCOME(LOSS)                    $    (70,193)   $    619,840    $  1,317,756   $  2,177,515
                                    ============    ============    ============   ============

NET INCOME (LOSS) PER SHARE:
    Basic                           $      (0.03)   $       0.25    $       0.54   $       0.89
                                    ============    ============    ============   ============
    Diluted                         $      (0.03)   $       0.24    $       0.51   $       0.82
                                    ============    ============    ============   ============

SHARES OUTSTANDING:
   Basic                               2,458,631       2,474,839       2,455,575      2,437,502
                                    ============    ============    ============   ============
   Diluted                             2,458,631       2,628,741       2,586,922      2,652,408
                                    ============    ============    ============   ============

(See notes to interim unaudited condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      Forty Weeks Ended
                                                                 ----------------------------
                                                                  August 1,        August 3,
                                                                    2004             2003
                                                                 ------------    ------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                       $  1,317,756    $  2,177,515
Depreciation and amortization                                       6,233,073       4,692,102
Minority interest in income of Affiliated Partnerships                 19,252          38,502
Changes in other assets and liabilities                               742,566      (2,072,880)
                                                                 ------------    ------------
Net cash provided by operating activities                           8,312,647       4,835,239
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                (14,939,399)    (14,356,756)
Proceeds from sale of assets                                        2,805,729       7,754,957
Decrease (increase) in other assets                                    (8,410)        174,932
                                                                 ------------    ------------
Net cash used by investing activities                             (12,142,080)     (6,426,867)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                    (60,085,698)    (46,445,517)
Proceeds from long-term obligations                                64,371,500      46,196,152
Proceeds from sale of stock                                            49,682         232,155
Purchase of common stock                                              (20,721)             --
Debt issue costs                                                      (78,765)        (12,380)
Distributions to minority interests in Affiliated Partnerships        (19,252)        (38,502)
                                                                 ------------    ------------
Net cash provided by (used by) financing activities                 4,216,746         (68,092)
                                                                 ------------    ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       387,313      (1,659,720)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                         2,616,324       3,406,702
                                                                 ------------    ------------

CASH AND EQUIVALENTS AT END OF PERIOD                            $  3,003,637    $  1,746,982
                                                                 ============    ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                       $  1,497,173    $  1,763,079
  Income taxes                                                   $    903,523    $    834,864
Non-cash activities:
  Property additions financed by accounts payable                $  2,784,637    $  1,380,025

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

      SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective for the Company's 2004 financial statements. The adoption of SFAS 150 did not have a material impact on the Company's consolidated financial statements.

3.    Long-Term Obligations

      On October 27, 2003, the first day of fiscal 2004, the Company borrowed $6,000,000 to finance the purchase of previously leased equipment. The loan provides for monthly payments of $125,000 plus interest, beginning December 31, 2003 through December 31, 2007. The loan bears interest at a fluctuating rate based upon the prime or LIBOR rate determined by the ratio of indebtedness of the Company to the earnings before interest, taxes, depreciation and amortization of the Company (5.0% at August 1, 2004).

4.    Net Income (Loss) Per Share

      Basic income per share amounts are based on the weighted average number of shares of common stock outstanding during the years presented. Diluted income (loss) per share amounts are based on the weighted average number of shares of common stock and dilutive stock options outstanding during the periods presented. Diluted shares outstanding for the third quarter of 2004 excludes 114,420 common stock equivalents, which we considered to be antidilutive.

5.    Stock Options

      During the 40-weeks ended August 1, 2004, the Company's stock options activity and weighted average exercise prices were as follows:


                                       Shares    Exercise Price
                                      --------   --------------
      Outstanding, October 26, 2003    378,700    $   10.91
      Granted                           30,950        17.51
      Exercised                        (13,999)       (6.75)
      Forfeited                         (3,000)       (7.75)
                                      --------    -------------
      Outstanding, August 1, 2004      392,651    $   11.60
                                      ========    =============

      The Company accounts for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded in any year presented because all stock options were granted at an exercise price equal to the fair market value of the Company's stock on the date of the grant. If compensation expense for the Company's stock option grants had been determined based on their estimated fair value at the grant dates, the Company's net income (loss) and earnings (loss) per share for the 40-weeks ending August 1, 2004 would have been as follows:

                                       Twelve Weeks Ended  Twelve Weeks Ended      Forty Weeks Ended    Forty Weeks Ended
                                         August 1, 2004      August 3, 2003         August 1, 2004        August 3, 2003
                                        ----------------   ------------------      -----------------    -----------------
Net income (loss), as reported           $      (70,193)     $      619,840        $        1,317,756       $ 2,177,515

Deduct:  total stock-based
     compensation expense
     determined under the fair value
     method for all awards, net of
     related tax benefits                       (41,369)           (283,257)                 (470,718)         (593,810)
                                         --------------      --------------        ------------------       -----------
Pro forma net income (loss)              $     (111,562)     $      336,583        $          847,038       $ 1,583,705
                                         ==============      ==============        ==================       ===========
Earnings (loss) per common share,
basic:

     As reported                         $        (0.03)     $         0.25        $             0.54       $      0.89
                                         ==============      ==============        ==================       ===========
     Pro forma                           $        (0.05)     $         0.14        $             0.35       $      0.65
                                         ==============      ==============        ==================       ===========
Earnings per common share, diluted:

     As reported                         $        (0.03)     $         0.24        $             0.51       $      0.82
                                         ==============      ==============        ==================       ===========
     Pro forma                           $        (0.05)     $         0.13        $             0.33       $      0.60
                                         ==============      ==============        ==================       ===========

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

      During 2003 and 2004, our restaurants experienced margin pressure due to rising beef and chicken prices. Through the forty weeks of 2004, cost of goods sold is approximately a full percentage point over its targeted range due entirely to higher beef, chicken and dairy prices. We believe that much of the reason for this is an increased demand for a "Lo-Carb", more healthful diet. The demand for these types of menu items has pushed beef and chicken prices to record highs. Our approach to rising commodity prices has always been to cautiously raise prices every six months at a rate consistent with inflation and not over react to shorter-term price spikes. As a result of this policy, we have generally maintained a gradually declining cost of goods sold. To mitigate the current cost pressure, during the third quarter of 2004, we entered into an eighteen month contract to purchase chicken from one vendor at a fixed price for the term of the agreement. This resulted in an immediate 22% reduction in the price of chicken and reduced cost of goods sold, as a percentage of revenue, by a full percentage point during the last four weeks of the third quarter as compared to the prior eight weeks of the quarter.

      We also have experienced sharply rising healthcare and worker's compensation insurance costs over the past several years. We are implementing several safety incentives and have applied to the State of Ohio to self-fund our Ohio Worker's Compensation insurance. We believe this will lower worker's compensation expense for our Ohio restaurants. During the first quarter of 2004, we implemented a new health insurance program and increased our employee contribution rates in an effort to reduce our health insurance costs. Through the third quarter of 2004, health insurance costs had declined by approximately 25 basis points or approximately $200,000 over 2003. However, we believe that the rising cost of healthcare will continue to be a challenge.

      We have bank borrowings in excess of $30.6 million. The related notes carry variable interest rates. As a result, our Company is exposed to a risk associated with rising interest rates. To mitigate this risk, we have an interest rate swap, which essentially fixes the rate on approximately 30% of the outstanding balance. However, rising interest rates would subject us to higher interest expense and could significantly affect profitability.

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

      At our current growth rate of three to four restaurants per year, we believe internally generated cash flow should be sufficient to fund growth, replacement capital expenditures and current debt service, all of which represent our major cash needs. A significant repurchase of our common stock, an accelerated growth rate or extended periods of reduced profitability would require additional borrowings. We believe we have adequate borrowing capacity to meet our needs. However, the longer term goal is to reduce debt levels.

YEAR-TO-YEAR COMPARISONS AND ANALYSIS
RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of revenues:

                                  Twelve Weeks Ended     Forty Weeks Ended
                                  ------------------    --------------------
                                  August 1   August 3   August 1   August 3,
                                    2004       2003       2004       2003
                                  -------    -------    -------    --------
Revenues                            100.0      100.0      100.0      100.0
Cost of Goods Sold                  (26.6)     (24.8)     (25.7)     (24.6)
Payroll & Benefits                  (32.8)     (32.8)     (32.5)     (32.7)
Other Operating Expenses            (31.9)     (30.9)     (31.5)     (31.1)
Pre-Opening Expenses                 (0.4)      (0.7)      (0.3)      (0.5)
Loss or Disposition of Assets           -       (0.4)         -       (0.1)
Administrative Expenses              (7.6)      (7.6)      (7.7)      (7.8)
Interest Expense                     (1.1)      (0.9)      (1.1)      (1.0)
Minority Interest                       -       (0.1)         -          -
(Income Taxes) Tax Credit             0.2       (0.2)      (0.4)      (0.4)
                                  -------    -------    -------    -------
Net Income (Loss)                    (0.2)       1.6        0.8        1.8
                                  =======    =======    =======    =======

REVENUES

      Revenues for the third quarter of 2004 increased $2,500,000 or 6.3% from the third quarter of 2004. The increase was a result of, i) the opening of three restaurants during the fourth quarter of 2003, ii) the opening of two restaurants during the first three quarters of 2004 and iii) increased franchise fees and royalties resulting from the opening of four franchised locations during 2003 and four franchised openings thus far in 2004. Same-store sales at restaurants opened at lease eighteen months declined $467,000 or 1.25% from the third quarter of 2003 to the third quarter of 2004.

      Year-to-date revenues increased $9,795,000 or 7.7% from 2003 to 2004. The increase was a result of, i) opening six restaurants during 2003, ii) the opening of two restaurants during the first half of 2004 and iii) increased franchise fees and royalties. Year-to-date same-store sales increased by $24,000, which is essentially flat.

      For the quarter and year-to-date periods our average guest check increased by approximately 4.0% due largely to menu price increases over last year. Customer counts declined by approximately an equal percentage for the year-to-date period resulting in flat same-store sales. For the third quarter of 2004 customer counts declined by approximately 5.0%, which resulted in the 1.25% decline in same-store sales during the quarter.

      We expect to open three additional restaurants during the fourth quarter of 2004. All three restaurants were under construction at the end of the third quarter. We also expect to open three restaurants during 2005. All three sites are either under contract or in the final stages of negotiations at August 1, 2004.

      We also expect continued increases in franchise fees and royalties. The number of franchised restaurants increased from fifteen at the end of the third quarter of 2003 to twenty at the end of the third quarter of 2004. Year-to-date franchise fees and royalties increased 35%. We anticipate the opening of five to six additional franchised restaurants during 2005.

COSTS AND EXPENSES

      Costs of goods sold, as a percentage of revenues, increased from 24.8% for the third quarter of 2003 to 26.6% for the third quarter of 2004. Year-to-date cost of goods sold, as a percentage of revenues, increased from 24.6% for 2003 to 25.7% for 2004. The increase for the year-to-date period was a result of record high ground beef and chicken prices. The increase for the quarter was exacerbated by higher dairy prices and even further increases in chicken prices. Late in the third quarter we entered into an eighteen month contract to purchase chicken at a fixed price that was then approximately 22% below the current market price we were paying. This contract will save us approximately $1.3 million dollars over the highest price we have recently paid for chicken, but is also approximately 20% higher than our historical average price. These higher commodity costs have entirely offset the effect of an approximate 2.0 to 3.0% menu price increase each of the last two years.

      Payroll and benefits, as a percentage of revenue, remained level at 32.8% for both the third quarter of 2003 and 2004. Year-to-date payroll and benefits as a percentage of revenue, decreased from 32.7% for 2003 to 32.5% for 2004. The year-to-date decrease was primarily a result of lower health insurance expense due to a change in our health plan during the first quarter of 2004.

      Other operating expenses, as a percentage of revenues, increased from 30.9% for the third quarter of 2003 to 31.9% for the third quarter of 2004. Year-to-date, other operating expenses increased from 31.1% for 2003 to 31.5% for 2004. The increases, which occurred primarily during the third quarter and affected the year-to-date results, were a result of higher advertising, utilities, repairs and maintenance and carry-out supplies.

      Pre-opening expenses, as a percentage of revenues, declined from 0.7% for the third quarter of 2003 to 0.4% for the third quarter of 2004 and year-to-date declined from 0.5% for 2003 to 0.3% for 2004. The declines were a result of the number and timing of restaurant openings in 2004 versus 2003.

ADMINISTRATIVE EXPENSES

      Administrative expenses, as a percentage of revenues, remained at 7.6% for both the third quarter of 2003 and the third quarter of 2004. Year-to-date administrative expenses, as a percentage of revenues, declined from 7.8% for 2003 to 7.7% for 2004. In dollar terms, administrative expenses increased 6% and 7% from 2003 to 2004 for the quarter and year-to-date periods, respectively. The increase in dollars were a result of raises for corporate personnel and the addition of several corporate support employees. The total increases in dollars was generally in line with our revenue growth and, therefore, remained relatively constant as a percentage of revenues.

INTEREST EXPENSE

      Interest expense increased 27% from the third quarter of 2003 to the third quarter of 2004 and year-to-date increased 26% from 2003 to 2004 due to an increase in the interest rate charged under our revolving credit agreement and due to an increase in interest bearing debt.

      Our interest rate is based upon the ratio of bank indebtedness to earnings before interest, taxes, depreciation and amortization. Based upon results for fiscal 2003, the interest rate under our credit agreement increased to LIBOR plus 3.5% or prime plus 3/4 percent. As a result, the interest rate under the revolving credit line was 5.0% at August 1, 2004, as compared to 4.0% at August 3, 2003. Through the use of an interest rate swap, the interest rate on approximately 30% ($9.3 million) of our two term loans is essentially fixed at 9.9% at August 1, 2004 as compared to 9.0% at August 3, 2003. The interest rate on the balance of the two term loans increased from 4.0% at August 3, 2003 to 5.0% at August 3, 2004.

      Total interest bearing debt increased from $28.7 million at August 3, 2003 to $30.6 million at August 1, 2004. The increase was a result of a second term loan in the amount of $6.0 million which funded on October 27, 2003, the first day of fiscal 2004. The proceeds of the loan were used to purchase $6.4 million dollars of previously leased equipment. Scheduled principal amortization of the two term loans resulted in the net increase in interest bearing debt of only $1.9 million from the third quarter of 2003. We capitalized $143,000 of construction period interest during the first 40 weeks of 2004 versus $376,000 during 2003.

INCOME TAXES

      Our effective tax rate remained relatively constant at 20.0% for the first 40 weeks of 2004 and 2003. We expect our effective tax rate will remain at approximately 20.0% for fiscal 2004, although at higher levels of pre-tax income tax credits have a lesser effect and the effective tax rate rises.

LIQUIDITY AND CAPITAL RESOURCES

      Our working capital ratio remained at 0.4 to 1 at October 26, 2003 and August 1, 2004. Historically, we have been able to operate with a working capital deficiency because i) restaurant operations are primarily conducted on a cash basis, ii) high turnover (about once every 10 days) permits a limited investment in inventory, and iii) trade payables for food purchases usually become due after receipt of cash from the related sales.

      During the first 40 weeks of 2004 we expended approximately $14,939,000, for property additions, and $60,086,000 to reduce long-term obligations and increased cash on hand by $387,000. Funds for such expenditures were provided primarily by $64,372,000 from proceeds of long-term obligations, $8,313,000 from operations and $2,806,000 from the sale and leaseback of one restaurant property. We routinely draw down and repay balances under our revolving credit agreement, the gross amounts of which are included in the above numbers.

      We intend to open three Max & Erma's restaurants during the remainder of 2004 and three restaurants during fiscal 2005. At August 1, 2004, we were contractually committed to the lease of four sites, three of which were under construction. Two additional sites had been approved and were in the final stage of negotiations.

      The estimated cost to complete the four restaurants that we are contractually committed to is approximately $5.4 million as of August 1, 2004. Funding for new restaurants is expected to be provided by cash flow from operations, the sale-leaseback of real estate, landlord construction allowances and our revolving credit line. At August, 2004, we had approximately $7.1 million available under our $15.0 million revolving credit line and approximately $2.4 million in landlord construction allowances. Typically, these have been the sources of funding for capital expenditures and we expect that they will remain so.

      In addition to expenditures for new restaurants, our other significant uses of cash are for fixed asset replacements, debt repayment and the repurchase of our common stock. We expect to expend approximately $3.0 million and $3.9 million annually on fixed asset replacement and debt service, respectively. Expenditures for new restaurants, prior to signing the related contract to purchase or lease, and the repurchase of common stock are of a more discretionary nature and may be curtailed if cash flow from operations and other financing sources were diminished. We have not experienced any such problems in obtaining funding or maintaining recent levels of cash flow from operations. However, if profitability of our restaurants were to decline significantly for an extended period of time, cash flow from operations would be reduced and we might be forced to reduce expansion plans and forego any repurchase of common stock. Based upon the first 40 weeks of 2004, net income represented approximately 17% of net after tax cash flow. Depreciation represented the other 83% or approximately $6.2 million. Therefore, our Company could operate at a break even for an extended period of time and still generate adequate cash flow from operations to meet required debt service and fund fixed asset replacements. Due to the reduced profitability of our restaurants in 2004, we have made the decision to reduce the number of new restaurants planned for 2005 from five to three.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

      This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding anticipated revenues and profitability from new restaurants (Paragraph 2), anticipated royalties from new franchised restaurants (Paragraph
2), the belief that we compete favorably with larger chains (Paragraph 3), the belief that the demand for "Lo-Carb" menu items had contributed to higher beef, chicken and dairy prices (Paragraph 4), the belief that safety programs and self-funding will lower worker's compensation expense (Paragraph 5), the belief that the rising cost of healthcare will continue to be a challenge (Paragraph
5), the belief that the repurchase of common stock has contributed to the increase in our stock price (Paragraph 7), the anticipation that we will not be purchasing a significant number of additional shares under our stock repurchase program (Paragraph 7), the belief that we have sufficient internally generated cash flow and borrowing capacity to meet our cash needs (Paragraph 8), the opening of additional restaurants (Paragraphs 13 and 26), the expectation of increased franchise fees and royalties (Paragraph 14), the opening of additional franchise restaurants (Paragraph 14), the expectation that our effective tax rate will remain approximately 20% for 2004 (Paragraph 23), the estimated costs to complete new restaurants (Paragraph 27), the source and availability of funding for new restaurants (Paragraph 27), the anticipated expenditures on fixed assets and debt service (Paragraph 28) and the belief that we could operate at a break even and still meet required debt service and fund fixed asset replacements (Paragraph 28).

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our Company's primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit agreement, which permits borrowings up to $37.7 million. To minimize the effect of interest rate fluctuations, we have entered into an interest rate swap arrangement. Under this agreement, we pay a fixed rate of interest on a portion of the outstanding balance.

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

      Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended August 1, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSURER PURCHASES OF EQUITY SECURITIES

(e) The following table provides information about purchases by the Company during the quarter ended August 1, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                       (c)
                                                                                  Total Number of                 (d)
                                                                                 Shares Purchased          Maximum number of
                                        (a)                  (b)                as Part of Publicly       Shares that May Yet
                                  Total Number of         Average Price           Announced Plans         Be Purchased Under
Four-Week Period                Shares Purchased (1)      Paid per Share          or Programs (2)        the Plans or Programs
------------------------------------------------------------------------------------------------------------------------------
5/10/04 - 6/6/04                                  --                    --                71,319               128,681
------------------------------------------------------------------------------------------------------------------------------
6/7/04 - 7/4/04                                   --                    --                71,319               128,681
------------------------------------------------------------------------------------------------------------------------------
7/5/04 - 8/1/04                                   --                    --                71,319               128,681
------------------------------------------------------------------------------------------------------------------------------
Total                                             --                    --                71,319               128,681
------------------------------------------------------------------------------------------------------------------------------

(1) We did not repurchase any shares of our common stock pursuant to the repurchase program that we publicly announced on September 4, 2003 (the "program") during the quarter.

(2) Our board of directors approved the repurchase by us of up to an aggregate of 200,000 shares of our common stock/shares of our common stock pursuant to the Program. The expiration date of this Program was extended to August 21, 2005.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit 31.1* - Rule 13a-14(a) Certification of Principal Executive
      Officer

      Exhibit 31.2* - Rule 13a-14(a) Certification of Principal Financial
      Officer

      Exhibit 32.1+ - Section 1350 Certification of Principal Executive Officer

      Exhibit 32.2+ - Section 1350 Certification of Principal Financial Officer

-------------------------------
* Filed with this report.

+ Furnished with this report.

(b)   Reports on Form 8-K

      8-K (Items 7 and 12) furnished June 10, 2004 regarding second quarter 2004 financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        MAX & ERMA'S RESTAURANTS, INC.
                        ----------------------------------------------
                                          Registrant

                              /s/ Todd B. Barnum
                              ----------------------------------------
                                   Todd. B. Barnum
                                   Chairman of the Board, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)

                              /s/  William C. Niegsch, Jr.
                              ----------------------------------------
                                   William C. Niegsch, Jr.
                                   Executive Vice President &
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

         September 3, 2004
         -----------------
               Date

                                  EXHIBIT INDEX

Exhibit No.                               Exhibit                               Page No.
-----------                               -------                               --------
 31.1*          Rule 13a-14(a) Certification of Principal Executive Officer     Page 18

 31.2*          Rule 13a-14(a) Certification of Principal Financial Officer     Page 20

 32.1+          Section 1350 Certification of Principal Executive Officer       Page 22

 32.2+          Section 1350 Certification of Principal Financial Officer       Page 23

* Filed with this report.

+ Furnished with this report.