Form 10-K
period 2004-10-31
MAX & ERMAS RESTAURANTS INC
filed 2005-01-19
CIK 706471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended October 31, 2004
                         Commission File Number: 0-11514

                           Max & Erma's Restaurants, Inc.
       ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                     No. 31-1041397
       --------------------------------                      ----------------
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                       Identification No.)

        4849 Evanswood Drive, Columbus, Ohio                 43229
        ---------------------------------------              ----------------
        (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code           (614) 431-5800
                                                             ----------------

        Securities registered pursuant to Section 12(b) of the Act:

               None

        Securities registered pursuant to Section 12(g) of the Act:

               Common Shares, $.10 Par Value
               -----------------------------
                     (title of class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is an accelerated filed (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the closing bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter. The aggregate market value of Max & Erma's Common Stock held by non-affiliates was approximately $32,288,000 on May 9, 2004.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                             2,508,829 Common Shares
                      were outstanding at December 31, 2004

                       DOCUMENTS INCORPORATED BY REFERENCE

1.    Annual Report to Shareholders for the Fiscal Year Ended October 31, 2004
      (in pertinent parts, as indicated).....Parts II and IV.

2.    Proxy Statement for 2005 Annual Meeting of Shareholders (in pertinent parts, as indicated).....Part III.

                                     PART I

Item 1. BUSINESS

      Max & Erma's Restaurants, Inc. owns and operates (78) and franchises (20) a chain of 98 Max & Erma's restaurants at December 31, 2004. We are a Delaware corporation organized in 1982, as the successor to a restaurant business founded in 1971. We have registered the phrase "Max & Erma's - The Hometown Favorite" and its associated logo as a service mark with the United States Patent and Trademark Office.

      Our executive offices are located at 4849 Evanswood Drive, Columbus, Ohio 43229, and our telephone number is (614) 431-5800.

Description of Business

      Our restaurants are famous for gourmet burgers, overstuffed sandwiches, homemade pasta dishes, chargrilled steak and chicken specialties, super salads and taste-tempting munchies. Unique to the Max & Erma's concept is the Build-Your-Own-Sundae Bar, a bathtub filled with vanilla ice cream, special sauces and lots of toppings along with fresh baked chocolate chip cookies. In addition, the restaurants offer a full complement of alcoholic and non-alcoholic beverages. We believe that the decor and theme of our restaurants allows the introduction of a broad range of menu items, thus permitting rapid adjustment to changing customer preferences.

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

      Our restaurants are open for both lunch and dinner seven days a week. Hours of operation are generally 11:00 a.m. to midnight. During fiscal 2004, the average check was approximately $11.14 at lunch and $11.96 at dinner. The lunch and dinner meal periods accounted for approximately 39% and 61% of net sales, respectively. Alcoholic beverages constituted approximately 9.6 % of net sales in fiscal 2004. Generally, our business does not experience seasonal fluctuations of sales.

      Our strategy is to compete in the casual dining segment of the restaurant industry by offering a variety of high quality food in a casual, comfortable and fun atmosphere and with a uniquely personable service style. Our philosophy is to focus on the details of the customer experience that instill customer loyalty and promote repeat business. The purpose of every associate is to "help our guests enjoy their total dining experiences so they can't wait to come back." We believe the dining experience starts with the food and therefore we use only the freshest and highest quality ingredients in every menu item.

      Freshness and quality are truly the foundations upon which Max & Erma's was built. We strive to do things the right way, not the easy way. We believe this dedication makes us better and that our guests return more often. Market research indicates that customers often know what they are going to order before they get to our restaurants because they crave certain signature items.

      Being a "purpose-driven" company requires an ability to understand what guests want, and a dedication to focus all associates' energies on exceeding those expectations. We believe that the best expressions of guests' desires can be translated to a phrase that captures Max & Erma's character. Specifically, the concept of the "Hometown Favorite" evokes images of trust, friendliness and wholesomeness. This means that associates treat guests with respect, like friends or neighbors, and provide them with the kind of food, service and atmosphere that will make them want to return often.

      We believe that our reputation is built every day with every customer served and that a key to customer loyalty is the server. Food is delivered to the table by the server instead of a food runner, and servers are required to recheck the table two minutes after delivering the meal. Moreover, the wait staff is empowered to address customer problems without the assistance of restaurant management.

      Max & Erma's restaurants have always been known for gourmet hamburgers and specialty sandwiches; however, one part of our focus on the customer is an evolving menu that changes to meet consumer tastes. We believe our menu should be fun as well as innovative. We review and revise the menu twice each year, and in addition offer seasonal menu inserts at various times of the year. By periodically modifying our menu through the introduction of a broad range of appealing new menu items we have achieved a more diversified sales mix.

      We make use of consumer focus groups to conduct marketing research. We incorporate the findings of this market research in our advertising, menu development, employee training, and building design and decor. According to customers, the major point of difference between us and our competitors is that Max & Erma's restaurants are perceived as being more of a "fun place," an image we try to foster in our advertising. We spent approximately 2.25% of sales on advertising in 2004. We primarily use special events and localized store marketing designed to increase customer awareness and repeat business, and to a lesser extent billboards, direct mail, radio and television.

      We own the business, exclusive of the real estate, for 77 of the Max & Erma's restaurants in operation at December 31, 2004. The business and real estate for one restaurant is owned by a separate affiliated partnership. In addition to a 60% interest in the profits and losses of the affiliated partnership, we are paid an annual fee equal to 6% of gross revenues for managing the Max & Erma's restaurant owned by the partnership. The management contract provides for monthly payments to us for an initial term of two years and renewal terms aggregating 20 additional years upon the mutual agreement of the parties. As general partner we are potentially liable for 100% of the partnership losses.

      We franchise twenty restaurants to unaffiliated franchisees at December 31, 2004. The first two franchised restaurants opened in 1998 in the Columbus and Cleveland, Ohio airports. Beginning in fiscal 2000, and each year thereafter, three to four franchised restaurants have opened annually. In fiscal 2004 franchised locations opened in Philadelphia, Pennsylvania; Seymore, Indiana; Chillicothe, Ohio and the Cincinnati, Ohio airport. Terms of the agreements call for an initial franchise fee plus a monthly royalty generally equal to 4% of sales.

      At December 31, 2004 two franchised restaurants were approved and in the final stages of permitting. In addition to these two restaurants, we anticipate the opening of two to three additional franchised restaurants during fiscal 2005. At December 31, 2004, we had eight multi-unit franchised agreements signed, requiring the total development of an additional 34 restaurants over the next eight years.

Competition

      The restaurant business, particularly in the casual dining segment, is highly competitive in terms of quality and value of products served, type and variety of menu offered, quality and efficiency of service, ambiance and attractiveness of facilities and site location. Max & Erma's restaurants compete with food service operations of various types within their respective locations, including national and regional chains as well as locally-owned and operated restaurants. Many of our competitors are substantially larger than us and have greater financial resources.

Employees

      At October 31, 2004, we had 5,297 employees, of which 1,874 were full-time restaurant employees, 3,023 were part-time restaurant employees, 96 were corporate staff personnel and 304 were restaurant managerial personnel. None of our employees are represented by a labor union or a collective bargaining unit. We consider relations with our employees to be good.

Restaurant Operations

      We strive to maintain quality and uniformity in our restaurants through careful training and supervision of personnel. All restaurants are operated in accordance with uniform Company specifications, which are set forth in detailed operating manuals relating to food and beverage preparation, maintenance of premises and employee conduct. We utilize an independent shopping service to monitor implementation of our operating standards. Along with the shopping service, we have developed testing standards for the major aspects of restaurant operation, including physical appearance, cleanliness, wait staff and food quality. The shopping service has "mystery shoppers" visit each restaurant four times each quarter to evaluate and grade the restaurant. A report is prepared by the shopping service for each visit and is reviewed by our Vice President, Operations and the respective regional and general managers. A portion of the bonus for each regional and general manager is based on the scores received on the shopping service reports.

      Restaurant operations are administered by a management staff headed by the Vice President, Operations. Two Regional Vice Presidents of Operations report directly to the Vice President, Operations. Seventeen regional managers, each of whom supervises the operations of four to five restaurants, report to either the Vice President, Operations or to one of the Regional Vice President of Operations. Each restaurant has a general manager, who is responsible for training and supervising approximately 40 to 100 employees, and two or three assistant managers. Regional managers are responsible for hiring their general and assistant managers. General managers, with the assistance of the regional manager, are responsible for hiring restaurant employees. We seek to hire experienced restaurant personnel who must complete a 14-week training program conducted by us before becoming an assistant manager. We have historically promoted from within to fill our regional and general manager positions.

      Both regional and general managers receive a base salary plus a bonus based upon performance against budget and average independent shopping service scores. General managers prepare quarterly budgets for their stores and regional managers prepare quarterly budgets for their regions. Bonuses are based on specific goals derived from these quarterly budgets. Both regional and general managers are eligible for a cash bonus equal to one-half of the purchase price of the first 250 shares of our common stock they purchase each quarter. We believe that our bonus system and the ability to purchase common stock promotes loyalty and highly motivates managers to meet our goals.

      We believe that the combination of the authority delegated to our regional and general managers, particularly with respect to hiring employees, together with our goal-specific bonus plans, results in a positive work environment and has contributed to relatively low management turnover.

Managing Partner Program

      At the start of 1999 we introduced our Managing Partner Program. Under this program we enter into a five-year agreement with an eligible general manager in which the general manager places either 500 or 1,000 shares of Max & Erma's common stock which he or she owns in escrow with us and agrees to manage his or her restaurant for a five year period. The shares of stock are forfeited if the general manager terminates their employment during the term of the agreement. In return we agree to not relocate the general manager during the term of the agreement. During the term of the agreement the general manager's base salary is fixed. As additional compensation he or she receives 25% of the increase in profit before fixed expenses over a pre-established base profit (generally the average of profit before fixed expenses for the most recent three fiscal years). We believe the program encourages the general manager to both build sales and control margins, creates a sense of ownership, reduces management turnover and promotes a longer-term perspective. At the end of fiscal 2004, we had a total of 19 Managing Partners. We also added two additional Managing Partners at the start of fiscal 2005.

Purchasing and Inventory

      Meat and most other food and restaurant supply items are purchased through one major distributor in order to obtain favorable prices and to ensure consistent quality and delivery. For major items, we typically negotiate prices directly with producers. For other items, we provide the distributor with specifications and receive monthly prices for such items, generally based upon a "cost plus" formula. Restaurant managers purchase these items directly from the distributor, and each restaurant is billed directly for its purchases. Although most of our food and supplies are presently furnished by one distributor, we believe alternate food suppliers are available and we have not experienced a shortage of food or supplies. A daily inventory is taken for high cost items, such as steaks, ground meat, seafood and liquor. A physical inventory of all items is made at the end of each four-week accounting period.

Government Regulation

      We are subject to federal, state and local laws affecting the operation of our restaurants, including zoning, health, sanitation and safety regulations and alcoholic beverage licensing requirements. Each restaurant is operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations. The suspension of a food service or liquor license could cause an interruption of operations at affected restaurants.

Future Expansion

      We intend to open two to three additional Max & Erma's restaurants during fiscal 2005. All but four of the existing Max & Erma's restaurants are located in suburban areas. Of the existing Company-owned Max & Erma's restaurants, 61 are freestanding and 17 are in-line shopping center/mall locations. The following table sets forth the location of each Company-owned Max & Erma's restaurant as of December 31, 2004 and the locations of restaurants currently under negotiation or development and scheduled to open during fiscal 2005:

                                        Max & Erma's
                                        ------------
                                 Existing           Under Development
                                 --------           -----------------
GEORGIA
     Atlanta                        2                      ---

ILLINOIS
     Chicago                        8                      ---

INDIANA
     Indianapolis                   5                      ---

KENTUCKY
     Lexington                      2                      ---
     Louisville                     3                      ---

MICHIGAN
     Ann Arbor                      1                      ---
     Detroit                        9                       1
     Grand Rapids                   2                      ---
     Lansing                        1                      ---

NORTH CAROLINA
     Charlotte                      2                      ---

OHIO
     Akron                          1                      ---
     Canton                         1                      ---
     Cincinnati                     4                       2
     Cleveland                      5                      ---
     Columbus                      13                      ---
     Dayton                         3                      ---
     Toledo                         3                      ---
     Niles                          1                      ---

PENNSYLVANIA
     Pittsburgh                     9                      ---
     Erie                           1                      ---

VIRGINIA
     Norfolk                        1                      ---
     Virginia Beach                 1                      ---

     TOTAL                         78                       3

      Our preference is to acquire the land and build new freestanding restaurants for Max & Erma's. However, in order to acquire suitable sites, we will utilize ground leases, or lease and convert existing premises. All sites under development are freestanding. We believe that the clustering of three or more restaurants in markets of sufficient size increases customer awareness, enhances the effectiveness of advertising and improves management efficiency.

Business Risks

      We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Many of the following important factors have been discussed in our prior filings with the Securities and Exchange Commission.

      In addition to the other information in this Report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results of operations for fiscal 2005 and beyond, to differ materially from those expressed in any forward-looking statements made by us.

1. Dependence on Senior Management. Our two senior management officials have over 58 years combined experience with us. Although we have attempted to develop additional management capabilities, the loss of one or both of the two senior executives could have a material adverse effect on us.

2. Competition. The casual dining segment of the restaurant industry is highly competitive with respect to price, service, food quality, location, and employees, including restaurant managers. Many of our competitors are larger in size, have greater financial and other resources, and have longer operating histories.

3. Restaurant Industry Changes. The restaurant industry is affected by changes in consumer tastes and attitudes, economic conditions, traffic patterns and changes, and other factors, which requires regular changes it he operation of restaurants to remain competitive. There is a risk that we will not effectively adapt to changes in the industry.

4. Cost of Doing Business. The restaurant business is subject to sudden cost changes, particularly for food, energy, labor and insurance. We may not be able to recover cost increases by increasing prices for our menu items.

5. Legal. We may be exposed to various tort and other claims including notably liability claims resulting from the sale of alcoholic beverages. While we currently maintain insurance for such claims, there can be no assurance that such insurance will be adequate or available in the future. An uninsured or excess claim could have a material adverse effect on us.

6. Government Regulation. The restaurant industry is subject to extensive government regulations relating to the sale of food and alcoholic beverages, and sanitation, fire and building codes. Changes in regulations or the suspension or inability to renew any of the related licenses and permits could adversely affect our operations. Also, government actions affecting minimum wages, payroll tarates, and mandated benefits could adversely affect operating results.

7. Franchising. We intend to expand the franchising of the Max Erma's concept. Failure to properly select, train, and supervise franchisees could have a detrimental effect on the overall reputation and results of operations of the restaurants owned by us.

8. Unfavorable Publicity. Adverse publicity resulting from poor food quality, illness, injury or other health concerns or operations at one or a limited number of our restaurants or franchisee's restaurants could have material adverse effect on our business, results of operations and financial condition.

9. Acts of God, Terrorism. Our business could be materially adversely affected by acts of God, including extremely harsh weather or natural disasters, and by terrorist acts such as the events of September 11, 2001.

10. Consumer Perceptions of Food Safety. Our business could be materially adversely affected by consumer perceptions of food safety in the United States or in the market areas in which we operate, whether such perceptions are based on fact or not and whether such perceptions are caused by acts of terrorism or other events.

11. Leverage; Interest Rate Risk. Our business is relatively highly leveraged, resulting in long term indebtedness (including current maturities) of approximately $31.1 million as of October 31, 2004, which represents the balance due under our revolving credit agreement and bears interest at variable rates. A one percentage point increase of decrease in interest rates could increase or decrease our pre-tax income by approximately $311,000. Although we have entered in a $20 million partial interest rate protection agreement, as required under our revolving credit agreement, a change in interest rates will likely have a significant impact on our earnings. In addition, as a result of our substantial leverage, we are restricted by loan covenants that may impact our ability to grow in the future.

Item 2. PROPERTIES

      All but one of our restaurants are occupied under leases expiring from 2005 to 2025, with most leases having renewal options for five to twenty additional years. Restaurant leases are generally collateralized by liens on leasehold improvements, equipment, furniture and fixtures. We lease our executive offices (30,000 square feet) and general warehouse and storage facilities (17,000 square feet) in Columbus, Ohio under an operating lease expiring in January 2009.

      The last 60 Max & Erma's restaurants to open are based on one of three similar prototype designs. The prototype gives our restaurants a distinct identity and emphasizes an unpretentious neighborhood ambiance. The prototype design downplays the use of brass, Tiffany lamps and other design features common to many other casual dining restaurants. Our restaurants established prior to the introduction of the prototype vary in design and appearance, but average 6,000 square feet and seat an average of 160 customers. Most of our older restaurants have been remodeled or redecorated to the prototype look. The majority of the freestanding prototypes are approximately 6,800 or 5,500 square feet depending on the size of the site and its sales potential and seat 210 or 175 patrons, respectively, for dining in addition to the bar area. A 30 to 40 seat seasonal patio area is optional depending on the site and location. The prototype design is readily adaptable to a variety of sites including shopping center and mall locations. During 2002, a third version of the prototype building was designed. It is approximately 5,700 square feet, and seats approximately 190. Thirteen prototype buildings of this design were built from 2002 through 2004. It is anticipated that this design will be used for all future restaurants.

      We believe that our focus on selecting high profile restaurant sites is critical to our success. Our present site selection strategy is to locate our restaurants in prime, high visibility, high traffic suburban locations. We believe that selection of high profile sites along with the implementation of our prototype restaurant will result in improved unit economics.

Item 3. LEGAL PROCEEDINGS

        None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

Item  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information contained under the captions "SELECTED QUARTERLY FINANCIAL DATA" and "SHAREHOLDER INFORMATION" is incorporated herein by reference from the inside back cover of our Annual Report to Shareholders for the fiscal year ended October 31, 2004.

Item 6. SELECTED FINANCIAL DATA

      Information required under this Item is incorporated herein by reference from our Annual Report to Shareholders for the fiscal year ended October 31, 2004, page 4.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information required under this Item is incorporated herein by reference from our Annual Report to Shareholders for the fiscal year ended October 31, 2004, pages 5 through 9.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      As of October 31, 2004, our total long-term indebtedness (including current maturities) was approximately $31.1 million, which represents the balance due under our revolving credit agreement and bears interest at variable rates. A one percentage point increase or decrease in interest rates could increase or decrease our pre-tax income by approximately $311,000. Based upon quarter ending balances, the average borrowings under our revolving credit agreement during 2004 was $30.9 million. The high and low balance outstanding under the revolving credit agreement during 2004 was $32.0 million and $30.0 million, respectively. As required under our revolving credit agreement, we have entered into a $20.0 million partial interest rate protection agreement. The agreement converts $20.0 million ($8.6 million at October 31, 2004) of our borrowings from variable rate to fixed rate beginning November 1, 2001, unless LIBOR exceeds 7.0%. If LIBOR exceeds 7.0%, then the interest rate is increased by the excess. For a further description of our indebtedness, see Item 8, Financial Statements and Supplementary Data - Notes 3 and 4 to the Consolidated Financial Statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated balance sheets as of October 31, 2004 and October 26, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2004, and the related notes to the consolidated financial statements together with the independent registered public accountants' report thereon and the Selected Quarterly Financial Data are incorporated by reference to our Annual Report to Shareholders for the fiscal year ended October 31, 2004, pages 10 through 20 and the inside back cover.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

Item 9A. Controls and Procedures

      Disclosure Controls and Procedures. As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      Management believes, however, that a controls systems, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control and instances of fraud, if any, within a company have been detected.

      Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15 (f) promulgated under the Exchange Act) During our fiscal quarter ended October 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

                                    PART III

Items 10, 11, 12 and 13 and 14. DIRECTORS AND EXECUTIVE OFFICERS OF THE
      REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND PRINCIPLE ACCOUNTING FEES AND SERVICES

      Information required under these Items is incorporated herein by reference from our Proxy Statement for our 2005 Annual Meeting of Stockholders to be held on or about April 29, 2005, pursuant to Regulation 14A.

                                     PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a)(1) and (2) and (c): Financial Statements
               The financial statements listed in the accompanying index to financial statements on page 12 are filed as part of this report.

         (a)(3) and (b): Exhibits
               The exhibits listed in the accompanying index to exhibits on pages 13 through 14 are filed as part of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 19,  2005                    Max & Erma's Restaurants, Inc.

                                             By: */s/Todd B. Barnum
                                                  ------------------------------
                                                  Todd B. Barnum
                                                  Chairman of the Board,
                                                  Chief Executive Officer and
                                                  President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 19th day of January, 2005.

Signature                                                     Title
---------                                                     -----
*/s/Todd B. Barnum                                  Chairman of the Board, Chief Executive
------------------                                  Officer and President, Director (Principal
    Todd B. Barnum                                  Executive Officer)

*/s/William C. Niegsch, Jr.                         Executive Vice President and Chief
---------------------------                         Financial Officer, Director, (Principal Financial
    William C. Niegsch, Jr.                         and Accounting Officer)

*/s/William E. Arthur                               Director
---------------------
    William E. Arthur

*/s/Robert A. Rothman                               Director
---------------------
    Robert A. Rothman

*/s/Michael D. Murphy                               Director
---------------------
    Michael D. Murphy

*/s/Thomas R. Green                                 Director
-------------------
    Thomas R. Green

*/s/Timothy C. Robinson                             Director
-----------------------
    Timothy C. Robinson

*/s/William C. Niegsch, Jr.
--------------------------
    William C. Niegsch, Jr.
    Attorney-in-Fact

                 MAX & ERMA'S RESTAURANTS, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                ITEMS 8, 14(a)(1)

                                                                                                      REFERENCE PAGE
                                                                                                       ANNUAL REPORT
                                                                                                      TO SHAREHOLDERS
                                                                                                      ---------------
The following items are required to be included in Items 8 and 14(a)(1) and are incorporated by reference from the attached Annual Report to Shareholders of Max
& Erma's Restaurants, Inc. for the fiscal year ended October 31, 2004:

-Consolidated Balance Sheets as of
 October 31, 2004 and October 26, 2003                                                                     10 - 11
-For the years ended October 31, 2004,
 October 26, 2003 and October 27, 2002
   -Consolidated Statements of Income                                                                           12
   -Consolidated Statements of Stockholders' Equity                                                             13
   -Consolidated Statements of Cash Flows                                                                       14


-Notes to Consolidated Financial Statements                                                                15 - 19
-Report of Independent Registered Public Accountant                                                             20
-No financial statement schedules are required
 to be filed because the conditions requiring
 their filing do not exist or because the information  is  given in the consolidated financial statements or
 notes thereto.

                               REPORT ON FORM 10-K

                         MAX & ERMA'S RESTAURANTS, INC.

                                INDEX TO EXHIBITS

Exhibit
  No.                              Description                                             Page No.
  ---                              -----------                                             --------
   2           Plan and Agreement of Reorganization, as amended October 15,      Reference is made to Exhibit 2 of
               1991.                                                             Report on Form 10-K filed January 24, 1992.

 3(a)          Restated Certificate of Incorporation, as amended April 4, 1985.  Reference is made to Exhibit 4(c) of
                                                                                 Report on Form 10-Q filed June 26,
                                                                                 1985.

 3(b)          Restated By-Laws, as amended April 4, 1985.                       Reference is made to Exhibit 4(d) of
                                                                                 Report on Form 10-Q filed June 26,
                                                                                 1985.

 3(c)          Certificate of Amendment of Certificate of                        Reference is made to Exhibit 3(c) of
               Incorporation September 22, 1986.                                 Report on Form 10-K filed January
                                                                                 23, 1987.

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

 10(c)         Letter Agreement between Nine Limited Leasing, Max &              Reference is made to Exhibit 10(bb) Inc., and
               Erma's, Max & Erma's Indianapolis, Ltd., dated April 24, 1977.    of Registration Statement on Form
                                                                                 S-1 (Registration No. 2-85585).

 10(d)         Letter Agreement between Nine Limited Leasing, Max &              Reference is made to Exhibit 10(dd) Inc., and
               Erma's, Max & Erma's East, Ltd., dated May 27, 1977. of           Registration Statement on Form
                                                                                 S-1 (Registration No. 2-85585).

 10(e)         Letter Agreement between Nine Limited Leasing, Max &              Reference is made to Exhibit 10(ee) Inc., and
               Erma's, Max & Erma's Dayton, Ltd., dated October 1, 1977. of      Registration Statement on Form
                                                                                 S-1 (Registration No. 2-85585).

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

10(o)*         List of Senior Executive Officers with Severance Agreements in    Reference is made to Exhibit 10(o)
               the form of Exhibit 10(n).                                        of Report on Form 10-K filed January
                                                                                 16, 2004.

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

10(r)*         Severance Agreement between Max & Erma's Restaurants, Inc. and    Reference is made to Exhibit 10(u)
               Mark Emerson dated October 20, 2003.                              of Report on Form 10-K filed January
                                                                                 16, 2004.

 10(s)         Fifth Amended and Restated Revolving Credit Agreement dated       Reference is made to Exhibit 10(t)
               September 22, 2003, between Max & Erma's Restaurants, Inc. and    of Report on Form 10-K filed January
               The Provident Bank.                                               16, 2004.


 10(t)         Amendment No. 1 to Fifth Amended and Restated Revolving Credit
               Agreement dated December 31, 2003, between Max & Erma's
               Restaurants, Inc. and the Provident Bank.

 10(u)         Amendment No. 2 to Fifth Amended and Restated Revolving Credit
               Agreement dated May 17, 2004, between Max & Erma's Restaurants,
               Inc. and the Provident Bank.

 10(v)         Amendment No. 3 to Fifth Amended and Restated Revolving Credit
               Agreement dated December 17, 2004, between Max & Erma's
               Restaurants, Inc. and the Provident Bank.

  13           Portions of the Annual Report to Stockholders for the Fiscal
               Year ended October 31, 2004, incorporated herein by reference
               (except for those pages which are specifically incorporated by reference, the Company's Annual Report to stockholders is not to be deemed as filed as part of this report).

  23           Consent of Independent Registered Public Accounting Firm.

  24           Power of Attorney.

 31.1          Rule 13a-14(a) Certification of Chief Executive Officer.

 31.2          Rule 13a-14(a) Certification of Chief Financial Officer.

 32.1          Section 1350 Certification of Chief Executive Officer.

 32.2          Section 1350 Certification of Chief Financial Officer.

----------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 15(a)(3) of the Report on Form 10-K.