Form 10-K/A
period 2004-10-31
MAX & ERMAS RESTAURANTS INC
filed 2005-02-28
CIK 706471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


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

                             2,508,829 Common Shares
                      were outstanding at December 31, 2004

                       DOCUMENTS INCORPORATED BY REFERENCE

1.    Annual Report to Shareholders for the Fiscal Year Ended October 31, 2004
      (in pertinent parts, as indicated).....Parts II and IV.






INTRODUCTORY NOTE:



This amendment on Form 10-K/A amends Max & Erma's Restaurants, Inc.'s Annual Report on Form 10-K for the fiscal year ended October 31, 2004, as initially filed with the Securities and Exchange Commission on January 19, 2005, and is being filed to include the Items composing the Part III information because the Company's definitive proxy statement will not be filed within 120 days of the Company's fiscal year end, as provided in Instruction G(3) to Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

         The following table sets forth (i) the nominees for election as Class I directors of the Company, and (ii) the Class II and Class III Directors of the Company whose terms in office will continue.


                                            DIRECTOR
                                          CONTINUOUSLY
       NAME AND AGE                          SINCE                                  PRINCIPAL OCCUPATION(1)
       ------------                       ------------     -----------------------------------------------------------------------

                    NOMINEES - TERMS TO EXPIRE 2008 (CLASS I)

Michael D. Murphy, 60                         1995         Investor and Consultant, Columbus, Ohio

William C. Niegsch, Jr., 52                   1982         Executive Vice President, Chief
                                                           Financial Officer, Treasurer and Secretary

             CONTINUING DIRECTORS - TERMS TO EXPIRE 2006 (CLASS II)


Robert A. Rothman, 63                         1982         President, Amusement Concepts, Inc., Columbus, Ohio, a corporation engaged in the video and electronic games business

Timothy C. Robinson, 46                       2004         Senior Vice President and Chief Financial Officer, Children's Hospital,
                                                           Inc., Columbus, Ohio

             CONTINUING DIRECTORS - TERMS TO EXPIRE 2007 (CLASS III)

William E. Arthur, 76                         1982         Of Counsel, Porter, Wright, Morris & Arthur, LLP
                                                           Attorneys at Law, Columbus, Ohio

Todd B. Barnum, 62                            1982         Chairman of the Board, Chief Executive
                                                           Officer and President

Thomas R. Green, 50                           1996         Chief Executive Officer, Lancaster Pollard &
                                                           Company, Columbus, Ohio

----------

(1) Unless otherwise stated, the director has held the occupation for the previous five years.

EXECUTIVE OFFICERS

         In addition to Messrs. Barnum and Niegsch, the following persons are executive officers of the Company.

         BONNIE BRANNIGAN, age 41, has been the Company's Vice President - Marketing and Planning, since November 1996. From November 1994 to July 1996, Ms. Brannigan served as the General Manager of The Executive Gallery, a catalog/direct mail company. From March 1990 to August 1994, Ms Brannigan served as the Sales Development Manager of McMaster-Carr Supply Company, an industrial supply company.

         ROBERT LINDEMAN, age 36, has been the Company's Chief Development Officer since October 2003. Prior to becoming the Company's Chief Development Officer, Mr. Lindeman was the Company's Vice President of Franchising since October 2000. Prior to becoming the Company's Vice President of Franchising, Mr. Lindeman was the Company's Director of Franchising since 1998. Prior to 1998 Mr. Lindeman held equivalent manager level positions with the Company since 1990.

         JAMES HOWENSTEIN, age 33, has been the Company's Vice President of Operations since October 2003. Prior to becoming the Company's Vice President of Operations, Mr. Howenstein was a Regional Vice President since March 2002 and prior to that, a Regional Operations Manager since 1999.

AUDIT COMMITTEE

         At the beginning of fiscal 2004, the members of the audit committee were Messrs. Green, Murphy and Rothman. On December 31, 2003, Mr. Blackwell was appointed to the audit committee on an interim basis for one meeting to replace Mr. Rothman until Mr. Robinson joined the board on March 11, 2004. The board of directors has determined that Messrs. Green, Murphy and Robinson are independent as independence is defined in NASD Rule 4200(a)(15) and Rule 10A-3(b)(1) of the Exchange Act, and that the audit committee composition meets the requirements of NASD Rule 4350(d)(2). Mr. Green serves as chairman of the audit committee, and the board of directors has determined that he and Mr. Robinson both meet the requirements of a "financial expert" as set forth in Section 401(h) of Regulation S-K promulgated by the SEC.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act, as amended, requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on its review of such reports and written representations from reporting persons, the Company believes that all filing requirements were complied with during fiscal 2004, except as disclosed herein. Each of Messrs. Lindeman, Emerson and Blackwell filed one late Form 4, each with respect to one transaction. Ms. Brannigan filed two late Form 4s, each with respect to one transaction.

CODE OF BUSINESS CONDUCT AND ETHICS

         Max & Erma's has adopted a Code of Business Conduct and Ethics as part of its corporate compliance program. The Code of Business Conduct and Ethics applies to all of Max & Erma's directors, officers and employees, including its chief executive officer, chief financial officer and controller. The Code of Business Conduct and Ethics is posted on the investor relations page of the Max & Erma's website at www.maxandermas.com. Any amendments to, or waivers from, this code of ethics will be posted on our website.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The table below sets forth all compensation paid for each of the Company's last three completed fiscal years ended October 31, 2004, to the Company's Chief Executive Officer and each of the Company's other most highly compensated executive officers who received compensation (based on salary and bonus) exceeding $100,000.

                                                                                               Long-Term
                                                                                              Compensation
                                                               Annual Compensation               Awards
                                                      --------------------------------------  ------------
                                                                                      (e)                      (i)
                                                                                     Other                     All
                                                                                     Annual                   Other
        (a)                                               (c)           (d)          Compen-       (g)        Compen-
Name and                                      (b)        Salary        Bonus         sation      Options      sation
Principal Position                            Year        ($)          ($)(1)        ($)(2)        (#)        ($)(3)
-----------------------------------------     ----     ----------     ---------     --------     --------     --------

Todd B. Barnum                                2004     $  355,953            --     $ 14,557       13,300     $ 30,000
Chairman, Chief Executive                     2003        341,281            --       12,903       57,000       30,000
Officer and President                         2002        321,429     $ 300,700       19,314           --       30,000

William C. Niegsch, Jr
Executive Vice President,                     2004     $  213,208     $  38,900     $  5,042        6,650     $ 10,000
Chief Financial Officer,                      2003        204,294        18,000        4,446       29,000       10,000
Treasurer and Secretary                       2002        194,187       127,550        6,435           --       10,000

Bonnie J. Brannigan                           2004     $  127,736     $  12,500     $  2,805           --     $  2,000
Vice President of Marketing and               2003        117,502        32,500        3,000       10,000        2,000
Strategic Planning                            2002        111,246       162,468        5,474           --        2,000

Robert Lindeman                               2004     $  161,936     $  43,783     $  4,114           --     $  2,000
Vice President and Chief                      2003        117,365        61,643        3,580       10,000        2,000
Development Officer                           2002        100,938        49,838        3,016           --        2,000


                                              2004     $  138,132     $   5,200     $  2,867        5,000     $  2,000
James Howenstein                              2003        100,127        24,147        2,485        5,000        2,000
Vice President of Operations                  2002         86,696        32,755        2,389       10,000        1,000


----------

(1) Amounts paid as bonuses are included for the year in which the bonus is earned, whether or not it is paid in that year or in a subsequent year.

(2) The Company maintains a medical reimbursement plan which provides for the reimbursement of substantially all of the uninsured medical and dental expenses of the Chief Executive Officer and President of the Company and his immediate family. The amount shown is the amount of reimbursements made by the Company during the fiscal year. The amount shown also includes amounts allocated to the executive officer pursuant to the Company's 401(k) and Supplemental Deferred Compensation Plans, in amounts for Mr. Barnum of $7,119, $6,826, and $12,443, Mr. Niegsch of $5,042, $4,446, and $6,435, Ms.
     Brannigan of $2,805, $3,000, and $5,474, Mr. Lindeman of $4,114, $3,580,
     and $3,016, and Mr. Howenstein of $2,867, $2,458, and $2,389, respectively, for fiscal 2004, 2003, and 2002.

(3) Amounts shown represent the annual full amount of premiums paid by the Company on split dollar life insurance policies on the lives of each of Messrs. Barnum, Niegsch, Ms. Brannigan, Mr. Lindeman, and Howenstein. Premiums paid by the Company will be repaid from the death benefit and the balance will be paid to the employee's beneficiaries. In the event of termination of employment, other than for cause or on death, the employee has the right to purchase the policy from the Company for the Company's cash value; provided, however, that beginning in 1993 for Messrs. Barnum and Niegsch, in 1998 Ms. Brannigan, in 2001 for Mr. Lindeman, and in 2002 for Mr. Howenstein, ownership of the Company's cash value of the policy vests in the employee at the rate of 10% per year, so that the employee will only be required to pay the unvested portion of the Company's cash value on termination.

STOCK OPTION PLANS

         The Company's 2002, 1996 and 1992 Stock Option Plans provide for the issuance of options to purchase up to 250,000, 400,000 and 412,500 shares of the common stock, $0.10 par value per share, of the Company, respectively, subject to adjustment for stock splits and other changes in the Company's capitalization, which options either meet the requirements of Section 422A of the Internal Revenue Code of 1986, as amended ("Incentive Options"), or do not meet such requirements ("Nonqualified Options"). Key employees of the Company, officers and directors of the Company, and certain other persons who provide services to the Company are eligible to receive options under the 2002, 1996 and 1992 Stock Option Plans. Options are granted to persons selected by the compensation committee of Max & Erma's board of directors. The compensation committee determines the number of shares subject to option, the exercise price, and exercise period of such option and whether the option is intended to be a Nonqualified Option or an Incentive Option. The Committee also has the discretion under the 2002, 1996 and 1992 Stock Option Plans to make cash grants to optionholders that are intended to offset a portion of the taxes payable upon the exercise of Nonqualified Options or upon certain dispositions of shares acquired under Incentive Options. The tables set forth below provide additional information with respect to the grants and exercises of stock options by the named executive officers of Max & Erma's. As of December 31, 2004, Max & Erma's had options for 55,050, 5,500 and 0 shares of common stock, respectively, under the 2002, 1996 and 1992 Stock Option Plans available for future grants.

OPTION GRANTS IN LAST FISCAL YEAR



                                                   Individual Grants
                                  ------------------------------------------------------
                                                (c)                                                   (f)
                                            % of Total                                      Potential Realizeable Value
                                             Options                                          At Assumed Annual Rates
                                             Granted                                        Of Stock Price Appreciation
                                    (b)         To                 (d)                          For Option Term (3)
                                  Options    Employees          Exercise          (e)       ---------------------------
         (a)                      Granted    In Fiscal            Price       Expiration
         Name                      (#)(1)       Year            ($/Sh)(2)        Date          5%($)             10%($)
-----------------------           -------    ----------         ---------     ----------    ---------          --------
Todd B. Barnum                    13,300        53.3%             $17.75        10/27/14     $148,428          $376,257

William C. Niegsch, Jr.            6,650         26.7              17.75        10/27/14       74,214           188,128

James Howenstein                   5,000         20.0              17.75        10/27/14       55,800           141,450


----------

 (1) All options are first exercisable October 27, 2004 and vest at the rate of 20% per year. Options not exercisable as of the date of a change in control of the Company will become exercisable immediately as of such date. Options not yet exercised are cancelled after 30 days following termination of employment other than by death or for cause. In the event of termination of employment by death, the option may be exercised for up to one year but not later than the expiration date. Options not yet exercised are immediately cancelled upon the termination of employment for cause. Generally, the exercise price of options may be paid in cash or in shares of common stock of the Company with the consent of the Committee. In addition, any tax which the Company is required to withhold in connection with the exercise of any stock option may be satisfied by the optionholder by electing, with the consent of the Committee, to have the number of shares to be delivered on the exercise of the option reduced by, or otherwise by delivering to the Company, such number of shares of common stock having a fair market value equal to the amount of the withholding requirements.

(2) In all cases, the exercise price was equal to or greater than the closing market price of the underlying shares on the date immediately prior to the date of grant.

(3) The assumed rates of growth were selected by the Securities and Exchange Commission for illustration purposes only and are not intended to predict or forecast future stock prices.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table provides certain information regarding the exercise of stock options during the fiscal year ended October 31, 2004, and the number and value of stock options held by the executive officers named in the Summary Compensation Table as of October 31, 2004.

                                                                                                       (e)
                                                                                 (d)                 Value of
                                                                              Number of            Unexercised
                                                                             Unexercised           In-the-Money
                                      (b)                  (c)              Options at FY-          Options at
                                     Shares               Value               End (#)            FY-End ($)(1)
        (a)                        Acquired on           Realized           Exerciseable/          Exercisable/
        Name                       Exercise (#)            ($)             Unexerciseable        Unexerciseable
-------------------------          ------------         ----------        ----------------       ----------------
Todd B. Barnum                          --                  --              56,460/44,840         $115,725/- 0 -

William C. Niegsch, Jr.                 --                  --              32,930/22,720          $70,625/- 0 -

Bonnie J. Brannigan                   10,000              $74,400           14,000/6,000           $59,750/- 0 -

Robert Lindeman                       5,000               $56,800            4,000/6,000            - 0 -/- 0 -

James Howenstein                        --                  --              13,000/7,000            - 0 -/- 0 -

----------

(1) As of October 31, 2004, not all unexercised options that were exercisable were in-the-money, meaning that the fair market value of the underlying securities exceeded the exercise price of the option at that date.

COMPENSATION OF DIRECTORS

         For fiscal 2004, each outside director was paid $2,000 per quarter, plus $1,000 for each board meeting attended and $500 for each committee meeting attended. Directors who are also employees of Max & Erma's do not receive additional compensation for serving as directors. All directors are reimbursed for any reasonable expenses incurred in connection with their duties as directors of Max & Erma's.

SEVERANCE AGREEMENTS

         On January 10, 2000 (the "Effective Date"), the Company entered into severance agreements in the event of a change in control with Todd B. Barnum and William C. Niegsch, Jr. (collectively the "Senior Executives"), and with Bonnie
J. Brannigan, Robert A. Lindeman, and James Howenstein (collectively the "Officers" and, together with the Senior Executives, the "Executives"). The severance agreements provide that in the event of an Executive's termination of employment under certain circumstances during the "Effective Period" (as defined below) following a "Change in Control" (as defined below) of the Company, he or she will be entitled to severance benefits.

         The "Effective Period" is the 12-month period following a Change in Control, except for the Senior Executives who have a 13-month Effective Period, including a "Window Period" in the 13th month following a

Change in Control in which the Senior Executives may terminate their employment for any reason and be entitled to severance benefits.

         A "Change in Control" for purposes of the severance agreements is deemed to have occurred if and when, after the Effective Date of the agreements:

         (i) any person, including any group, shall acquire beneficial ownership of shares of the Company which results in such person possessing more than 50% of the total voting power to elect directors of the Company;

         (ii) as the result of, or in connection with, any tender or exchange offer, merger or other business combination, or contested election, or any combination of the foregoing transactions (a "Transaction"), the owners of the voting shares of the Company outstanding immediately prior to such Transaction own less than a majority of the voting shares of the Company after the Transaction;

         (iii) during any period of two consecutive years during the term of the severance agreements, more than 50% of the members of the board of directors are replaced with new members, unless the replacements were approved in advance by the Directors; or

         (iv) the sale, exchange, transfer, or other disposition of all or substantially all of the assets of the Company (a "Sale Transaction").

Notwithstanding the foregoing definition, a "Change in Control" will not be deemed to have occurred for purposes of the severance agreements upon the occurrence of the following events:


         (i) if the Executive, alone or as part of any group, shall acquire beneficial ownership of shares of the Company that results in the Executive, or the Executive as part of any group, possessing more than 50% of the total voting power to elect directors of the Company;

         (ii) upon the occurrence of any Transaction, Sale Transaction, consolidation, or reorganization involving the Company and the Executive, alone or with other officers of the Company, or any entity in which the Executive has an ownership interest, except where such entity is a publicly traded company and the Executive does not own more than a 1% interest in such entity prior to the Transaction, Sale Transaction, consolidation, or reorganization;

         (iii) a transaction otherwise commonly referred to as a "management leveraged buyout"; or

         (iv) an acquisition of stock of the Company by employee benefit plans sponsored by the Company.

         If an Officer terminates employment during the Effective Period for "Good Reason" (as defined below), or if a Senior Executive terminates his employment during the Effective Period for Good Reason or during the Window Period for any reason, or if the Company terminates employment during such period for any reason other than for "Cause" (as defined below) or as a result of death, retirement or disability (as defined in the agreement), the Company will be obligated to pay his base salary and prorated bonus through the date of termination and to make a lump-sum payment equal to 2.99 times (for Senior Executives) or 1.5 times (for Officers) the average annual compensation (including salary and bonus) which was payable to such Executive for the five taxable years ending prior to the date on which the Change of Control occurred. In addition, all outstanding stock options issued to the Executive shall become 100% vested.

         The definition of "Good Reason" includes termination by an Executive of his or her employment following a Change in Control because of the following:
(i) a reduction in Executive's title, duties or status, or the assignment of duties inconsistent with the Executive's office; (ii) a reduction in either the Executive's base salary or total compensation; (iii) a requirement that the Executive relocate or a substantial increase in the Executive's business travel obligations; (iv) the relocation of the Company's principal executive offices to a location outside the greater

Columbus, Ohio area; (v) the failure by the Company to continue any material fringe benefit or compensation plan, retirement plan, life insurance plan, health and accident plan, or disability plan in which the Executive is participating at the time of the Change in Control; or (vi) any breach of the severance agreement by the Company or any successor.

         The Company shall only have "Cause" to terminate an Executive's employment under the severance agreements upon the occurrence of one or more of the following grounds: (i) commission of a crime which is a felony, fraud, or embezzlement, or any misdemeanor involving an act of moral turpitude or committed in connection with the Executive's employment and which causes the Company a substantial detriment or embarrassment; (ii) engagement in activities or conduct clearly injurious to the best interests or reputation of the Company;
(iii) the willful and continued refusal or failure to perform reasonably assigned duties and responsibilities in a competent or satisfactory manner as determined by the Company; (iv) the willful and continued violation of any of the Company's rules of conduct or behavior including the willful and continued insubordination of the Executive; or (v) the willful and continued violation of any of the material terms and conditions of the severance agreement or any other written agreement or agreements that the Executive may have with the Company.

         The severance agreements continue in effect until the third anniversary of the Effective Date, however, on each anniversary date the term of the agreement automatically extends for one additional year beyond the then existing term, unless, 120 days notice is given of the Company's intent to terminate the agreement in which case the agreement shall terminate at the end of the then existing term.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         At the beginning of fiscal 2004, the members of the compensation committee were Messrs. Arthur, Roger D. Blackwell (who resigned as a director effective August 30, 2004), and Green. Mr. Rothman replaced Mr. Blackwell on the compensation committee, effective December 31, 2003. Mr. Arthur serves as chairman of the compensation committee. The board of directors has determined that all compensation committee members are independent as independence is defined in NASD Rule 4200(a)(15). No member of the compensation committee was at any time during fiscal 2004, or at any other time an officer or employee of Max & Erma's. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our board of directors.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The compensation committee reviews and evaluates individual senior executive officers and determines the compensation for each. In general, compensation is designed to attract and retain qualified key executives, reward individual performance, relate compensation to Max & Erma's goals and objectives and enhance stockholder value.

         Compensation for the executive officers includes base salary, bonus and stock option awards. Base salary is reviewed annually in light of the committee's perception of individual performance, performance of Max & Erma's as a whole and industry analysis and comparison. No specific weight is given to any of these factors in the evaluation of an executive officer's base salary. Since 1991, however, the committee has felt that a significant portion of each senior executive officer's compensation should be in the form of bonuses based upon Max & Erma's performance.

         The committee also awards stock options to executive officers to encourage share ownership and to give them a stake in the performance of Max & Erma's stock. Stock option awards are considered annually. The specific number of stock options granted to individual executive officers is determined by the committee's perception of relative contributions or anticipated contributions to overall corporate performance. The committee also reviews the total number of options already held by individual executive officers at the time of grant.

         Compensation for Mr. Barnum, Max & Erma's CEO, during the 2004 fiscal year included salary only. Mr. Barnum's base salary was determined by reviewing the previous level of his base salary, industry analysis and comparison and increases in the cost of living. No specific weight was given to any of these factors in the evaluation of Mr. Barnum's base salary. Mr. Barnum was eligible to receive a bonus during fiscal 2004 according to a formula established in advance for determining executive officers' bonuses. For fiscal 2004, the bonus formula established a bonus based on a set percentage of operating earnings of Max & Erma's over a target earnings threshold. Because the target earnings threshold was not met, Mr. Barnum did not receive a bonus for fiscal 2004.

         The Budget Reconciliation Act of 1993 amended the Code to add Section 162(m) which bars a deduction to any publicly held corporation for compensation paid to a "covered employee" in excess of $1,000,000 per year. The Committee does not believe that this law will impact the Company in the near term because the current level of compensation for each of the Company's executive officers is well below the $1,000,000 salary limitation.

                                                      Compensation Committee:

                                                      William E. Arthur
                                                      Robert A. Rothman
                                                      Thomas R. Green

PERFORMANCE GRAPH


                                                              FISCAL YEAR ENDING
                                  -----------------------------------------------------------------------------
COMPANY/INDEX/MARKET              10/29/1999    10/27/2000   10/26/2001   10/25/2002   10/24/2003    10/29/2004

Max & Erma's Rest                   100.00         126.42       158.49       211.32       267.92       201.51
Eating Places                       100.00          84.98        86.42        75.57       100.57       110.67
NASDAQ Market Index                 100.00         117.61        58.98        47.46        68.93        70.45


         The above Performance Graph compares the performance of the Company with that of the NASDAQ Market Index and a Peer Group Index, which is an index of SIC Code 5812 - Eating Places. Both the NASDAQ Market Index and the Peer Group Index include stocks of companies that were public as of October 31, 2004, and during the entire five-year period illustrated on the Performance Graph.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth additional information as of October 31, 2004, concerning shares of Max & Erma's common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

                                                                                                NUMBER OF SECURITIES
                                                                                                 REMAINING AVAILABLE
                                        NUMBER OF SECURITIES                                     FOR ISSUANCE UNDER
                                          TO BE ISSUED UPON           WEIGHTED-AVERAGE           EQUITY COMPENSATION
                                             EXERCISE OF              EXERCISE PRICE OF           PLANS (EXCLUDING
                                        OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,        SECURITIES REFLECTED
                                         WARRANTS AND RIGHTS         WARRANTS AND RIGHTS           IN COLUMN (a))
                                                 (a)                         (b)                         (c)
                                        --------------------        --------------------        ----------------------
Equity compensation plans approved
by security holders (1)                              313,651                      $12.69                        60,550
Equity compensation plans not
approved by security holders                              --                          --                            --
                                        --------------------        --------------------        ----------------------

Total                                                313,651                      $12.69                        60,550
                                        --------------------        --------------------        ----------------------

----------

(1) Equity compensation plans approved by stockholders include the 1992 Stock Option Plan, the 1996 Stock Option Plan and the 2002 Stock Option Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth the only persons known by the Company to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company on December 31, 2004 (unless otherwise noted):


 NAME AND ADDRESS                               NUMBER OF SHARES                       PERCENTAGE
OF BENEFICIAL OWNER                             BENEFICIALLY OWNED(1)                  OF CLASS(2)
-------------------                             ---------------------                  -----------
Todd B. Barnum                                      375,952(3)                             14.7%
4849 Evanswood Drive
Columbus, Ohio  43229

Mark F. Emerson                                     309,238(4)                             12.2%
11972 S. E. Birkdale Run
Tequesta, Florida 33469

Roger D. Blackwell                                  423,176(5)                             16.9%
3380 Tremont Road
Columbus, Ohio 43221

William C. Niegsch, Jr.                             146,689(6)                              5.8%
4849 Evanswood Drive
Columbus, Ohio 43229

----------

(1) For purposes of the above table, a person is considered to "beneficially own" any shares with respect to which he exercises sole or shared voting or investment power or of which he has the right to acquire beneficial ownership of within 60 days of December 31, 2004. Unless otherwise indicated, voting power and investment power are exercised solely by the person named above or shared with members of his household.

(2) "Percentage of Class" is calculated on the basis of the number of outstanding shares plus the number of shares a person has the right to acquire within 60 days of December 31, 2004.

(3) Includes 56,460 shares which Mr. Barnum has a right to purchase under presently exercisable options. Also includes 402 shares owned by Mr. Barnum's spouse, as to which Mr. Barnum disclaims beneficial ownership.

(4) Based on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on February 17, 2004, and Mr. Emerson's
     Section 16(a) reports under the Exchange Act.

(5) Based on information contained in a Schedule 13D/A filed with the Securities and Exchange Commission on November 17, 2004, and Mr. Blackwell's Section 16(a) reports under the Exchange Act.

(6) Includes 32,930 shares which may be purchased under presently exercisable options. Also includes 11,000 shares owned by Mr. Niegsch's spouse and 2,901 shares owned by Mr. Niegsch's son, as to which Mr. Niegsch disclaims beneficial ownership.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth, as of December 31, 2004, the beneficial ownership of the Company's common stock by each executive officer and/or director of the Company and by all executive officers and directors as a group:


              NAME OF                                  NUMBER OF SHARES                    PERCENTAGE
         BENEFICIAL OWNER                           BENEFICIALLY OWNED(1)                   OF CLASS(2)
         ----------------                           ---------------------                   -----------
         Todd B. Barnum                                      375,952(3)                     14.7%

         William C. Niegsch, Jr.                             146,689(3)                      5.8%

         Bonnie J. Brannigan                                  32,208(4)                      1.3%

         Robert Lindeman                                       9,000(5)                      0.4%

         James Howenstein                                     19,515(6)                      0.8%

         William E. Arthur                                    56,031                         2.2%

         Thomas R. Green                                      33,349(7)                      1.3%

         Michael D. Murphy                                     4,342                         0.2%

         Robert A. Rothman                                    65,961(8)                      2.6%

         Timothy C. Robinson                                     - 0 -                        --

         All directors and executive
         officers as a group (10 persons)                    743,047(9)                     28.3%

----------

(1) For purposes of the above table, a person is considered to "beneficially own" any shares with respect to which he exercises sole or shared voting or investment power or of which he or she has the right to acquire beneficial ownership of within 60 days of December 31, 2004. Unless otherwise indicated, voting power and investment power are exercised solely by the person named above or shared with members of his or her household.

(2) "Percentage of Class" is calculated on the basis of the number of outstanding shares plus the number of shares a person has the right to acquire within 60 days of December 31, 2004.

(3)  See preceding table and notes thereto.

(4) Includes 14,000 shares which may be purchased under presently exercisable options.

(5) Includes 4,000 shares which may be purchased under presently exercisable options.

(6) Includes 13,000 shares which may be purchased pursuant to presently exercisable options.

(7) Includes 962 shares owned by Mr. Green's spouse and 150 shares owned by Mr. Green's children, as to which Mr. Green disclaims beneficial ownership.

(8) Includes 2,475 shares owned by Mr. Rothman's spouse, as to which Mr. Rothman disclaims beneficial ownership.

(9) Includes 120,390 shares which may be purchased pursuant to presently exercisable options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Mr. Rothman, a director of the Company, owns a 40% equity interest in, and is President of, Amusement Concepts, Inc., which has exclusive licenses to install and operate coin-operated amusement games in seven Max & Erma's restaurants. Under the licenses, the Company receives a license fee equal to 50% of the gross revenues generated by the games installed in each restaurant. All of the licenses are presently on a year-to-year basis. The total games revenues under the various license agreements for the fiscal year ended October 31, 2004, was $89,234 of which $44,617 was paid to the Company and $44,617 was retained by Amusement Concepts, Inc.

         Mr. Arthur, a director of the Company, is of counsel to the law firm of Porter, Wright, Morris & Arthur, LLP, which firm provides legal counsel to the Company.

         The Company believes that the terms of all of the transactions and existing arrangements set forth above are no less favorable to the Company, its subsidiaries and affiliated partnerships than similar transactions and arrangements which might have been entered into with unrelated parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The following table shows the aggregate fees billed to the Company by its independent public accountants, Deloitte & Touche LLP, for services rendered during the fiscal years ended October 31, 2004 and October 26, 2003:


     DESCRIPTION OF FEES                   YEAR                        AMOUNT
     -------------------                   ----                        ------
Audit Fees (1)                             2004                       $130,356
                                           2003                       $207,100

Audit-Related Fees                         2004                             --
                                           2003                             --

Tax Fees (2)                               2004                       $  5,230
                                           2003                       $  3,100

Other Fees (3)                             2004                       $ 11,410
                                           2003                       $ 24,298

----------

(1) Includes fees for audits for fiscal 2003 and 2004, financial statements and reviews of the related quarterly financial statements.

(2)  Includes fees for services related to tax compliance and tax planning.

(3) Fees for fiscal 2004 were related to cost segregation studies. Fees for fiscal 2003 were related to operational audit work compliance at store level.

         Prior to the engagement of services with Deloitte & Touche LLP, the Audit Committee is presented with an engagement letter or a detailed description of the services to be rendered and a fee estimate. A discussion ensues between members of the Audit Committee and management to determine the appropriate scope of work to be performed. Once approval is obtained, the work begins on the specified projects. One hundred percent (100%) of the work performed during fiscal 2004 by Deloitte & Touche LLP was approved in accordance with the foregoing procedure.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  February 28, 2005                    Max & Erma's Restaurants, Inc.


                                             By: */s/Todd B. Barnum
                                                  ------------------------------
                                                  Todd B. Barnum
                                                  Chairman of the Board,
                                                  Chief Executive Officer and
                                                  President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 28th day of February, 2005.


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

*/s/Michael D. Murphy                               Director
---------------------
    Michael D. Murphy

*/s/Thomas R. Green                                 Director
-------------------
    Thomas R. Green

*/s/Timothy C. Robinson                             Director
-----------------------
    Timothy C. Robinson

*/s/William C. Niegsch, Jr.
--------------------------
    William C. Niegsch, Jr.
    Attorney-in-Fact

                               REPORT ON FORM 10-K/A

                         MAX & ERMA'S RESTAURANTS, INC.

                                INDEX TO EXHIBITS

Exhibit
  No.                              Description
  ---                              -----------
 31.1          Rule 13a-14(a) Certification of Chief Executive Officer.

 31.2          Rule 13a-14(a) Certification of Chief Financial Officer.
