Form 10-Q
period 2005-02-20
MAX & ERMAS RESTAURANTS INC
filed 2005-03-31
CIK 706471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended February 20, 2005

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

As of February 20, 2005 there were 2,538,983 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                         MAX & ERMA'S RESTAURANTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      February 20,
                                                                          2005           October 31,
                                                                       (UNAUDITED)          2004
                                                                     -------------      ------------
                                               ASSETS
Current Assets:
Cash                                                                 $   2,915,381      $  2,187,529
Inventories                                                              1,311,186         1,377,366
Other Current Assets                                                     2,717,313         2,865,251
                                                                     -------------      ------------
Total Current Assets                                                     6,943,880         6,430,146

Property - At Cost:                                                     99,389,647        98,070,311
Less Accumulated Depreciation and Amortization                          45,171,290        42,720,109
                                                                     -------------      ------------
Property - Net                                                          54,218,357        55,350,202

Other Assets                                                             9,610,226         9,326,737
                                                                     -------------      ------------
Total                                                                $  70,772,463      $ 71,107,085
                                                                     =============      ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Obligations                          $   4,161,105      $  4,160,314
Accounts Payable                                                         3,901,404         5,334,219
Accrued Payroll and Related Taxes                                        2,916,307         1,914,099
Accrued Liabilities                                                      5,767,723         4,589,203
                                                                     -------------      ------------
Total Current Liabilities                                               16,746,539        15,997,835

Long-Term Obligations - Less Current Maturities                         38,878,400        41,053,030

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
   Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
   Authorized 5,000,000 Shares,
   Issued and Outstanding 2,538,983 Shares
   at 2/20/05 and 2,507,328 Shares at 10/31/04                             253,897           250,732
Additional Paid In Capital                                                 670,880           319,404
Accumulated Other Comprehensive (Loss)                                    (121,061)         (203,406)
Retained Earnings                                                       14,343,808        13,689,490
                                                                     -------------      ------------
Total Stockholders' Equity                                              15,147,524        14,056,220
                                                                     -------------      ------------
Total                                                                $  70,772,463      $ 71,107,085
                                                                     =============      ============

  (See notes to interim unaudited condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               Sixteen Weeks Ended
                                                      ---------------------------------------
                                                      February 20,               February 15,
                                                          2005                       2004
                                                      ------------              -------------
REVENUES:                                             $ 57,270,828              $  53,421,522

COSTS AND EXPENSES:
Costs of Goods Sold                                     14,511,976                 13,238,458
Payroll and Benefits                                    18,006,124                 17,203,869
Other Operating Expenses                                18,693,007                 16,780,990
Pre-Opening Expenses                                         7,049                    147,288
Administrative Expenses                                  4,508,100                  4,250,484
                                                      ------------              -------------
Total Operating Expenses                                55,726,256                 51,621,089
                                                      ------------              -------------
Operating Income                                         1,544,572                  1,800,433
Interest Expense                                           706,002                    596,554
Minority Interest in Income
    of Affiliated Partnership                               19,252
                                                      ------------              -------------
INCOME BEFORE INCOME TAXES                                 819,318                  1,203,879
INCOME TAXES                                               165,000                    313,000
                                                      ------------              -------------
NET INCOME                                            $    654,318              $     890,879
                                                      ============              =============
NET INCOME PER SHARE:
   Basic                                              $       0.26              $        0.36
                                                      ============              =============
   Diluted                                            $       0.25              $        0.34
                                                      ============              =============
SHARES OUTSTANDING:
   Basic                                                 2,514,171                  2,451,811
                                                      ============              =============
   Diluted                                               2,576,853                  2,602,471
                                                      ============              =============

  (See notes to interim unaudited condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Sixteen Weeks Ended
                                                      ---------------------------------------
                                                      February 20,               February 15,
                                                         2005                       2004
                                                      ------------              -------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                            $    654,318              $     890,879
Depreciation and amortization                            2,866,738                  2,402,506
Minority Interest in Income
   of Affiliated Partnership                                19,252
Changes in other assets and liabilities                  1,183,473                  1,034,107
                                                      ------------              -------------
Net cash provided by operating activities                4,723,781                  4,327,492
                                                      ------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                      (2,206,230)               (10,024,530)
Net Increase in other assets                              (125,763)                  (226,060)
                                                      ------------              -------------
Net cash used in investing activities                   (2,331,994)               (10,250,590)
                                                      ------------              -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations         (29,521,793)               (24,364,015)
Proceeds from long-term obligations                     27,672,488                 30,085,951
Proceeds from sale of stock                                244,006                     25,059
Purchase of common stock                                                              (20,251)
Debt issue costs                                           (39,384)                   (35,727)
Distributions to Minority Interest
   in Affiliated Partnership                               (19,252)
                                                      ------------              -------------
Net cash (used in) provided by financing activities     (1,663,935)                 5,691,017
                                                      ------------              -------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS            727,852                   (232,081)
CASH AND EQUIVALENTS AT
  BEGINNING OF PERIOD                                    2,187,529                  2,616,324
                                                      ------------              -------------

CASH AND EQUIVALENTS AT END OF PERIOD                 $  2,915,381              $   2,384,243
                                                      ============              =============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                            $    974,994              $     927,689
  Income taxes                                        $    580,024              $      85,868
Non-cash activities:

  Property additions financed by accounts payable     $    330,684              $     778,787

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

      The Company and its Affiliated Partnership each have a 52-53 week fiscal year, which ends on the last Sunday in October. Fiscal 2005 consist of 52 weeks and includes one sixteen-week and three twelve-week quarters. Fiscal 2004 consist of 53 weeks and includes one sixteen-week, two twelve-week and one thirteen-week quarters.

2.    Recently Issued Financial Accounting Standards

      In December 2004, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which supersedes Accounting Principle Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and SFAS No. 123, Accounting for Stock-Based Compensation. This pronouncement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires share-based compensation to employees, including employee stock options and similar awards, to be measured at their fair value on the awards' grant date using either the Black-Scholes or a binomial option-pricing model. The value of the awards is recognized as compensation expense in the statement of operations over the vesting period of the awards. The Company currently does not expense its share-based compensation, but discloses the effect of these items as required by SFAS No. 123. See Note 4 - Stock Options. SFAS No. 123R is effective for interim and annual periods beginning after June 15, 2005. Management is currently evaluating the impact the adoption of this accounting standard will have on its consolidated financial statements.

3.    Net Income Per Share

      Basic income per share amounts are based on the weighted average number of shares of common stock outstanding during the years presented. Diluted income per share amounts are based on the weighted average number of shares of common stock and dilutive stock options outstanding during the periods presented. Options to purchase 171,950 shares of common stock were outstanding at February 25, 2005 (none at February 15, 2004) but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefor, the effect would be antidilutive. The difference between basic shares outstanding and diluted shares outstanding is entirely due to the dilutive effect of stock options.

4.    Stock Options

      During the three months ended February 20, 2005, the Company's stock options activity and weighted average exercise prices were as follows:

                                                   Shares         Exercise Price
                                                   -------        --------------
Outstanding, October 31, 2004                      313,651          $   12.69
Exercised                                          (48,101)            (10.03)
Forfeited                                          (18,400)            (13.83)
                                                   -------          ---------
Outstanding, February 20, 2005                     247,150          $   13.13
                                                   =======          =========

      The Company accounts for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded in all periods presented because all stock options were granted at an exercise price equal to the fair market value of the Company's stock on the date of the grant. If compensation expense for the Company's stock option grants had been determined based on their estimated fair value at the grant dates, the Company's net income and earnings per share for the quarters ending February 20, 2005 and February 15, 2004 would have been as follows:

                                                      2005            2004
                                                   ----------     ------------
Net income, as reported                            $  654,318     $    890,879
Deduct:  total stock-based compensation
   expense determined under the fair value
   method for all awards, net of related tax
   benefits                                            (5,107)        (308,833)
                                                   ----------     ------------
Pro forma net income                               $  649,211     $    582,046
                                                   ==========     ============
Earnings per common share, basic:
        As reported                                $     0.26     $       0.36
                                                   ==========     ============
        Pro forma                                  $     0.26     $       0.24
                                                   ==========     ============
Earnings per common share, diluted:
        As reported                                $     0.25     $       0.36
                                                   ==========     ============
        Pro forma                                  $     0.25     $       0.24
                                                   ==========     ============

      The fair value of options granted was estimated on the date of the grant using the Black-Scholes option-pricing model.

5.    Withdrawal of Proposed Deregistration

      The Company's Board of Directors on March 29, 2005, withdrew the 1-for-200 reverse stock split proposal which was publicly announced on January 19 , 2005, subject to approval of a vote of its stockholders, after which stockholders who owned less than one whole share would be cashed out at $16 per share. On March 2, 2005, the Securities and Exchange Commission
      (SEC) extended the compliance date for non-accelerated filers, which included the Company, to comply with Section 404 of the Sarbanes-Oxley Act (Section 404). With the extension, the Company will not be required to include in its annual reports a report by management on the Company's internal controls over financial reporting and an accompanying auditor's report until the filing of its annual report for fiscal 2006, which fiscal year ends October 29, 2006. There are also two recent initiatives underway concerning the future application of Section 404 to non-accelerated filers. First, the SEC has established the SEC Advisory Committee on Smaller Public Companies to assist the Commission in evaluating the current securities regulatory system relating to smaller public companies, including the internal control requirements. Second, the Committee of Sponsoring Organizations (COSO) has established a task force to develop new guidance for smaller companies regarding internal controls that it intends to publish this summer. One of the primary reasons for the Company's 1-for-200 reverse stock split proposal was to enable the Company to save substantial annual compliance costs that it would have begun to incur in fiscal 2005, by deregistering as an SEC reporting company and thereby making Section 404 inapplicable to it. Because of the SEC's recent extension in the date for compliance, COSO's initiatives to study the application of the new internal controls requirements to smaller public companies, and a material increase in the estimated number of shares held by stockholders with fewer than 200 shares that would have been cashed out in the proposed reverse stock split, the Company's Board of Directors determined to withdraw the reverse stock split proposal.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We derive revenues and income from the operation and franchising of restaurants. Our Company-owned and franchised restaurants sell both food and alcoholic beverages (with the exception of two franchised locations that only sell food). Our restaurants are primarily located in the mid-west, within a 400 mile radius surrounding Columbus, Ohio, our Company's headquarters, and to a lesser extent in the southeast. Our franchised restaurants tend to be located on the outer edge of the mid-west, e.g., Philadelphia, Green Bay and St. Louis, with selective markets or locations within the mid-west also operated by franchisees.

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

      The restaurant industry is very competitive. We typically compete very favorably with several larger, national restaurant chains in most of our locations. Nonetheless the amount of competition is one of the most significant factors affecting the success of a restaurant location. While we seek out less competitive sites, highly successful locations quickly attract competition, which may affect sales.

      During late 2003 and through most of 2004, our restaurants experienced margin pressure due to rising beef, chicken, produce and dairy prices. In late 2004 and into 2005, we began to implement a series of menu specification changes and systematically re-bid a large number of inventory items. These moves, along with consolidating our chicken purchasing with one vendor at a then below market fixed price and a return to more normal pricing for produce and dairy, resulted in a significant decline in cost of sales, as a percentage of revenues for the first quarter of 2005 as compared to a mid - 2004 high point. Our approach to rising commodity prices has always been to cautiously raise prices every six months at a rate consistent with inflation and not over react to shorter-term price spikes. As a result of this policy, we have generally maintained a gradually declining cost of sales. We expect some further reduction in costs of sales as additional cost savings measures are implemented in 2005.

      We also have experienced sharply rising healthcare and worker's compensation insurance costs over the past several years. At the start of 2004, we implemented a new health insurance program and increased our employee contribution rates in an effort to reduce our health insurance costs. Contribution levels were increased again at the start of 2005. As a result of these efforts, health insurance expense declined in both 2004 and the first quarter of 2005. Late in 2004, we began self-funding our Ohio worker's compensation insurance. We believe this program will lower our worker's compensation expense by $300,000 or more in 2005.

      We have bank borrowings of approximately of $29.2 million. The related notes carry variable interest rates. As a result, our Company is exposed to a risk associated with rising interest rates. To mitigate this risk, we have purchased an interest rate swap, which essentially fixes the rate on approximately 30% of the outstanding balance. However, rising interest rates in the first quarter of 2005 resulted in higher interest expense and reduced profitability. The interest rate swap expires October 31, 2005 and depending upon further increases in interest rates could subject us to higher interest expense.


      Approximately two thirds of the outstanding balance under our loan agreement arose from the repurchase of our common stock. In late 1998, we began a repurchase program, which has resulted in the repurchase of approximately two million shares of our common stock.

      At our current growth rate of three to five restaurants per year, we believe internally generated cash flow should be sufficient to fund growth, replacement capital expenditures and current debt service, all of which represent our major cash needs. A significant repurchase of our common stock, an accelerated growth rate or extended periods of reduced profitability would require additional borrowings. We believe we have adequate borrowing capacity to meet our needs. However, the longer term goal is to reduce debt levels.

YEAR-TO-YEAR COMPARISONS AND ANALYSIS

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of revenues:

                                           Sixteen Weeks Ended
                                           -------------------
                                   February 20,         February 15,
                                       2005                 2004
                                   ------------         ------------
Revenues                              100.0                100.0
Cost of Goods Sold                    (25.3)               (24.8)
Payroll & Benefits                    (31.5)               (32.2)
Other Operating Expenses              (32.6)               (31.4)
Pre-opening Opening Expenses                                (0.3)
Administrative Expenses                (7.9)                (7.9)
Interest Expense                       (1.3)                (1.1)
Income Taxes                           (0.3)                (0.6)
                                      -----                -----
Net Income                              1.1                  1.7
                                      =====                =====

REVENUES

      Revenues for the first quarter of 2005 increased $3,849,000 or 7.2% from the first quarter of 2004. The increase was a result of i) the opening of five restaurants during 2004 and ii) increased franchise fees and royalties from the opening of three franchised locations during 2004. No new company-owned or franchised restaurants opened during the first quarter of 2005. Same-store sales at restaurants opened at least eighteen months declined $538,000 or approximately 1.1%. Franchised fees and royalties increased 36%.

      The decline in same-store sales was almost entirely the result of the Christmas holiday falling on Saturday in the current quarter as compared to mid-week last year. Same-store sales for the week of Christmas in fiscal 2005 declined $487,000 from Christmas week in fiscal 2004, when Christmas fell on Thursday. In addition to this, a major winter storm during the fourth week of January 2005 impacted most of our markets and resulted in a $383,000 sales decline for the three day week-end. Excluding these two events same-store sales increased $332,000 or 0.7% from the first quarter of 2004 to the first quarter of 2005.

      During the first quarter of 2005 we tested an advertising campaign in the Cleveland market that included television and radio in conjunction with a very moderate amount of coupon discounting. During the eleven-week run of television and radio, sales in the market were up

$273,000 or 10.3%. Media costs for the campaign were approximately $191,000. We plan to evaluate the retention of the sales increase, after the advertising stopped, during the second quarter of 2005. At this time we consider the campaign a success. We also plan to run a similar campaign in our Columbus and Toledo, Ohio and Pittsburgh, Pennsylvania markets during the second quarter of 2005.

      We expect to open three restaurants during the remainder of 2005. Two restaurants were under construction at the end of the first quarter of 2005. We were under contract to lease one additional site. We were in some stage of negotiating for the purchase or lease of five additional locations, which we believe would open in either 2006 or 2007.

      We also expect continued increases in franchise fees and royalties. The number of franchised restaurants increased from seventeen at the end of the first quarter of 2004 to twenty at the end of the first quarter of 2005. Two franchised restaurants were under construction in Richmond, Virginia and South Bend, Indiana at the end of the first quarter of 2005. In addition to the two franchised restaurants under construction, we anticipate the opening of two to three additional franchised restaurants during 2005.

COSTS AND EXPENSES

      Cost of goods sold, as a percentage of revenues, increased from 24.8% for the first quarter of 2004 to 25.3% for the first quarter of 2005. The increase was a result of continued high beef, chicken, produce and dairy prices. However due to costs savings measures and declining market prices, chicken, produce and dairy costs were at or below last year by the end of the first quarter of 2005.

      Payroll and benefits, as a percentage of revenues, declined from 32.2% for the first quarter of 2004 to 31.5% for the first quarter of 2005. The decrease was a result of reduced health insurance and workers' compensation expenses. Payroll costs were even with the first quarter of last year. The decline in health insurance expense was due to a change in our health plan early in 2004 and increased employee contribution levels. The decrease in workers' compensation expense was due to a change to self-funding of Ohio workers' compensation claims, where forty percent of our restaurants are located.

      Other operating expenses, as a percentage of revenues, increased from 31.4% for the first quarter of 2004 to 32.6% for the first quarter of 2005. The increase was primarily a result of increased marketing expenses, carry out supplies, credit and gift card fees and higher natural gas prices. The increase in other operating expenses, as a percentage of revenue, was exacerbated by the decline in same store sales from last year, as most of this expense category is of a somewhat fixed nature.

      Pre-opening expenses, as a percentage of revenues, declined from 0.4% for the first quarter of 2004 to 0% for the first quarter of 2005 as no restaurants were opened during the first quarter of this year.

ADMINISTRATIVE EXPENSES

      Administrative expenses, as a percentage of revenues, remained at 7.9% for the first quarter of 2004 and 2005. In dollar terms, administrative expenses increased $258,000 or 6% from the first quarter of 2004 to the first quarter of 2005. The increase was a result of raises for corporate personnel, higher professional fees and costs associate with converting from paper gift certificates to an electronic gift card program.

INTEREST EXPENSE

      Interest expense increased 18% from the first quarter of 2004 to the first quarter of 2005 due to an increase in the prime interest rate and LIBOR. Our interest rate is based upon the ratio of bank indebtedness to earnings before interest, taxes, depreciation and amortization. Based upon results for fiscal 2003 and 2004, the interest rate under our credit agreement was LIBOR plus 3.5% or prime plus 3/4 percent for both the first quarter of 2004 and 2005. As a result of increases in prime and LIBOR, the interest rate under our revolving credit line was 6.25% at February 20, 2005, as compared to 4.75% at February 15, 2004. Through the use of an interest rate swap, the interest rate on approximately 30% of our two term loans was essentially fixed at 9.9% at both February 20, 2005 and February 15, 2004. The interest rate on the balance of the two term loans increased from 4.75% at February 15, 2004 to 6.25% at February 20, 2005.

      Total interest bearing debt decreased from $32.0 million at February 15, 2004 to $29.2 million at February 20, 2005. The decrease was due to scheduled principal amortization. The outstanding balance under our revolving credit line increased due to cash flow needs during the second half of 2004, when our profitability dipped. We capitalized $7,000 of construction period interest during the first quarter of 2005 versus $80,000 during the first quarter of 2004. The decline was a result of less construction activity.

INCOME TAXES

      Our effective tax rate declined from 26.0% for the first quarter of 2004 to 20% for the first quarter of 2005. The decline was due to an increase in our FICA tax on tips credit, which had the effect of decreasing our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

      Our working capital ratio remained at .4 to 1 at October 31, 2004 and February 20, 2005. Historically, we have been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

      During the first quarter of 2005, we expended approximately $2,206,000 for property additions, $29,522,000 to reduce long-term obligations and increased cash on hand $728,000. Funds for such expenditures were provided primarily by $27,672,000 from proceeds of long-term obligations, $4,724,000 from operations and $244,000 from the sale of common stock. We routinely draw down and repay balances under our revolving credit agreement, the gross amounts of which are included in the above numbers.

      We intend to open three Max & Erma's restaurants during the remainder of 2005 and three to five Max & Erma's restaurants during fiscal 2006. At February 20, 2005, we were contractually committed to the lease of three sites, two of which were under construction. Five additional sites had been approved and were in some stage of negotiations.

      The estimated cost to complete the three restaurants that we are contractually committed to is approximately $5.4 million as of February 20, 2005. Funding for new restaurants is expected to be provided by cash flow from operations, the sale-leaseback of real estate, landlord construction allowances and our revolving credit line. At February 20, 2005, we had approximately $5.8 million available under our $15.0 million revolving credit line and a $1.0 million landlord construction allowance. Typically, these have been the sources of funding for capital expenditures and we expect that they will remain so.

      In addition to expenditures for new restaurants, our other significant uses of cash are for fixed asset replacements, debt repayment and the repurchase of our common stock. We expect to expend approximately $3.0 million and $3.9 million annually on fixed asset replacement and debt service, respectively. Expenditures for new restaurants, prior to signing the related contract to purchase or lease, and the repurchase of common stock are of a more discretionary nature and may be curtailed if cash flow from operations and other financing sources are diminished. We have not experienced any such problems in obtaining funding or maintaining recent levels of cash flow from operations. However, if profitability of our restaurants were to decline significantly for an extended period of time, cash flow from operations would be reduced and we might be forced to reduce expansion plans and forego any repurchase of common stock. Based upon the first quarter of 2005, net income represented approximately 19% of net after tax cash flow. Depreciation represented the other 81% or approximately $2.9 million for the quarter. Therefore, our Company could operate at a break even for an extended period of time and still generate adequate cash flow from operations to meet required debt service and fund fixed asset replacements.

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

Asset Impairments

We review each restaurant to ascertain whether property and equipment have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write down the assets to a fair value as determined from expected future discounted cash flows.

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

      Forward-looking statements in this MD&A include statements regarding sales at new Company-owned restaurants (paragraph 2), royalties at new franchised locations (paragraph 4), the expectation that cost of sales will decline further in 2005 (paragraph 4), the belief that self-funding of Ohio workers' compensation insurance will lower our expense by $300,000 in 2005 (paragraph 5), the belief that internally generated cash flow will fund growth replacement capital expenditures and debt service (paragraph 8), the belief that the Cleveland advertising campaign was a success (paragraph 12), the expectation of future restaurant openings (paragraphs 13 and 25), the expectation of increased franchise fees and royalties (paragraph 14), the estimated cost to complete restaurants currently under contract (paragraph 26), the source of funds for new restaurants (paragraph 26), and the expectation that we will expend $3.0 million and $3.9 million on fixed asset replacements and debt service, respectively (paragraph 27).


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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our Company's primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit agreement, which permits borrowings up to $35.0 million. To minimize the effect of interest rate fluctuations, we have entered into an interest rate swap arrangement. Under this agreement, we pay a fixed rate of interest on a portion of the outstanding balance. The interest rate swap expires October 31, 2005.

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

      Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended February 20, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6 - EXHIBITS

Exhibit 31.1*    -   Rule 13a-14(a) Certification of Principal Executive Officer
Exhibit 31.2*    -   Rule 13a-14(a) Certification of Principal Financial Officer
Exhibit 32.1+    -   Section 1350 Certification of Principal Executive Officer
Exhibit 32.2+    -   Section 1350 Certification of Principal Financial Officer

----------------------
* Filed with this report.

+ Furnished with this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MAX & ERMA'S RESTAURANTS, INC.
                                          Registrant

                                         /s/ Todd B. Barnum
                                         --------------------------------------
                                             Todd. B. Barnum
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer)

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

           March 31, 2005
        -------------------
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