Form 10-Q
period 2005-05-15
MAX & ERMAS RESTAURANTS INC
filed 2005-06-22
CIK 706471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended May 15, 2005

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

As of May 15, 2005, there were 2,554,183 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                         MAX & ERMA'S RESTAURANTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 May 15,
                                                                  2005           October 31,
                                                               (UNAUDITED)           2004
                                                              -------------     --------------
                           ASSETS
Current Assets:
Cash                                                          $   2,049,016     $    2,187,529
Inventories                                                       1,283,304          1,377,366
Other Current Assets                                              3,297,703          2,865,251
                                                              -------------     --------------
Total Current Assets                                              6,630,023          6,430,146

Property - At Cost:                                              99,377,024         98,070,311
Less Accumulated Depreciation and Amortization                   44,634,153         42,720,109
                                                              -------------     --------------
Property - Net                                                   54,742,871         55,350,202

Other Assets                                                      9,888,805          9,326,737
                                                              -------------     --------------
Total                                                         $  71,261,699     $   71,107,085
                                                              =============     ==============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Obligations                   $   4,161,715     $    4,160,314
Accounts Payable                                                  6,559,885          5,334,219
Accrued Payroll and Related Taxes                                 2,721,732          1,914,099
Accrued Liabilities                                               5,296,687          4,589,203
                                                              -------------     --------------
Total Current Liabilities                                        18,740,019         15,997,835

Long-Term Obligations - Less Current Maturities                  38,253,683         41,053,030

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
   Authorized 500,000 Shares - none outstanding
Common Stock - $.10 Par Value;
   Authorized 5,000,000 Shares,
   Issued and Outstanding 2,554,183 Shares
   at 5/15/05 and 2,507,328 Shares at 10/31/04                      254,727            250,732
Additional Paid In Capital                                          685,738            319,404
Accumulated Other Comprehensive (Loss)                              (72,566)          (203,406)
Retained Earnings                                                13,400,098         13,689,490
                                                              -------------     --------------
Total Stockholders' Equity                                       14,267,997         14,056,220
                                                              -------------     --------------
Total                                                         $  71,261,699     $   71,107,085
                                                              =============     ==============

(See notes to interim unaudited condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                          Twelve Weeks Ended          Twenty-eight Weeks Ended
                                          -------------------         ------------------------
                                      May 15,          May 9,           May 15,         May 9,
                                       2005             2004             2005            2004
                                    ------------    ------------    -------------    ------------
REVENUES:                           $ 43,024,863    $ 41,882,192    $ 100,295,691    $ 95,303,714

COSTS AND EXPENSES:
Costs of Goods Sold                   11,098,173      10,832,967       25,610,149      24,071,425
Payroll and Benefits                  13,844,390      13,633,259       31,850,514      30,837,128
Other Operating Expenses              14,362,187      13,022,428       33,055,194      29,803,418
Pre-Opening Expenses                     116,989         101,746          124,038         249,034
Impairment of Assets                   1,450,000               -        1,450,000
Administrative Expenses                3,413,598       3,130,350        7,921,698       7,380,834
                                    ------------    ------------    -------------    ------------
Total Operating Expenses              44,285,337      40,720,750      100,011,593      92,341,839
                                    ------------    ------------    -------------    ------------
Operating Income (Loss)               (1,260,474)      1,161,442          284,098       2,961,875
Interest Expense                         538,233         515,120        1,244,235       1,111,674
Minority Interest in Income
  of Affiliated Partnerships                   -          19,252           19,252          19,252
                                    ------------    ------------    -------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES     (1,798,707)        627,070         (979,389)      1,830,949
INCOME TAXES (CREDIT)                   (855,000)        130,000         (690,000)        443,000
                                    ------------    ------------    -------------    ------------
NET INCOME (LOSS)                   $   (943,707)   $    497,070    $    (289,389)   $  1,387,949
                                    ============    ============    =============    ============

NET INCOME (LOSS) PER SHARE:
   Basic                            $      (0.37)   $       0.20    $       (0.11)   $       0.57
                                    ============    ============    =============    ============
   Diluted                          $      (0.37)   $       0.19    $       (0.11)   $       0.54
                                    ============    ============    =============    ============

SHARES OUTSTANDING:
   Basic                               2,549,083       2,457,539        2,529,133       2,454,266
                                    ============    ============    =============    ============
   Diluted                             2,549,083       2,580,060        2,529,133       2,592,867
                                    ============    ============    =============    ============

(See notes to interim unaudited condensed consolidated financial statements)

                         MAX & ERMA'S RESTAURANTS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Twenty-eight Weeks Ended
                                                                        ----------------------------
                                                                          May 15,          May 9,
                                                                           2005             2004
                                                                        ------------    ------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income (Loss)                                                       $   (289,389)   $  1,387,949
Depreciation and amortization                                              4,608,310       4,313,898
Loss on Disposition of Assets                                                112,122         106,419
Impairment of Assets                                                       1,450,000               -
Minority interest in income of Affiliated Partnerships                        19,252          19,252
Changes in other assets and liabilities                                      (76,447)       (232,566)
                                                                        ------------    ------------
Net cash provided by operating activities                                  5,823,848       5,594,952
                                                                        ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property Additions                                                        (4,258,270)    (12,562,965)
Proceeds from sale of assets                                                               2,805,704
Decrease (increase) in other assets                                           75,283        (282,855)
                                                                        ------------    ------------
Net cash used by investing activities                                     (4,182,987)    (10,040,116)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations                           (42,536,563)    (41,851,228)
Proceeds from long-term obligations                                       40,557,697      45,512,814
Proceeds from sale of stock                                                  259,694          42,430
Purchase of common stock                                                                     (20,721)
Debt issue costs                                                             (40,950)        (77,780)
Distributions to minority interests in Affiliated Partnerships               (19,252)        (19,252)
                                                                        ------------    ------------
Net cash provided by (used by) financing activities                       (1,779,374)      3,586,263
                                                                        ------------    ------------

NET DECREASE IN CASH AND EQUIVALENTS                                        (138,513)       (858,901)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                2,187,529       2,616,324
                                                                        ------------    ------------

CASH AND EQUIVALENTS AT END OF PERIOD                                   $  2,049,016    $  1,757,423
                                                                        ============    ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest (net of $41,000 and $100,000 capitalized in 2005 and 2004)   $  1,517,224    $  1,487,453
  Income taxes                                                          $    342,539    $    361,964
Non-cash activities:
  Property additions financed by accounts payable                       $  1,818,048    $    817,439

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

      The Company and its Affiliated Partnership each have a 52-53 week fiscal year, which ends on the last Sunday in October. Fiscal 2005 consists of 52 weeks and includes one sixteen-week and three twelve-week quarters. Fiscal 2004 consists of 53 weeks and includes one sixteen-week, two twelve-week and one thirteen-week quarters.

2.    Recently Issued Financial Accounting Standards

      In December 2004, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which supersedes Accounting Principle Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and SFAS No. 123, Accounting for Stock-Based Compensation. This pronouncement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires share-based compensation to employees, including employee stock options and similar awards, to be measured at their fair value on the awards' grant date using either the Black-Scholes or a binomial option-pricing model. The value of the awards is recognized as compensation expense in the statement of operations over the vesting period of the awards. The Company currently does not expense its share-based compensation, but discloses the effect of these items as required by SFAS No. 123. See Note 4 - Stock Options. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. Management is currently evaluating the impact the adoption of this accounting standard will have on its consolidated financial statements.

3.    Net Income Per Share

      Basic income per share amounts are based on the weighted average number of shares of common stock outstanding during the years presented. Diluted income per share amounts are based on the weighted average number of shares of common stock and dilutive stock options outstanding during the periods presented. Options to purchase 231,950 shares of common stock were outstanding at May 15, 2005 but were not included in the computation of diluted earnings per share because the Company reported a net loss for the quarter and year-to-date periods and, therefore, the effect would be antidilutive. The difference between basic shares outstanding and diluted shares outstanding as follows:

                                    Twelve              Twelve          Twenty-Eight       Twenty-Eight
                                  Weeks Ended        Weeks Ended        Weeks Ended         Weeks Ended
                                 May 15, 2005        May 9, 2004        May 15, 2005        May 9, 2004
                                 ------------        -----------        ------------       ------------
Basic Shares
    Outstanding                    2,549,083          2,457,539           2,529,133         2,454,266
Dilutive Effect of
   Stock Options                                        122,521                               138,601
                                   ---------          ---------           ---------         ---------

Diluted Shares
   Outstanding                     2,549,083          2,580,060           2,529,133         2,592,867
                                   =========          =========           =========         =========

4.    Stock Options

      During the twenty-eight weeks ended May 15, 2005, the Company's stock options activity and weighted average exercise prices were as follows:

                                    Shares           Exercise Price
                                    ------           --------------
Outstanding, October 31, 2004      313,651             $   12.69
Exercised                          (63,301)                (9.51)
Forfeited                          (18,400)               (13.83)
                                   -------             ---------
Outstanding, May 15, 2005          231,950             $   13.47
                                   =======             =========

      The Company accounts for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded in all years presented because all stock options were granted at an exercise price equal to the fair market value of the Company's stock on the date of the grant. If compensation expense for the Company's stock option grants had been determined based on their estimated fair value at the grant dates, the Company's net income and earnings per share for the twelve-weeks and twenty-eight weeks 28-weeks ending May 15, 2005 and May 9, 2004 would have been as follows:

                                                 Twelve         Twelve       Twenty -Eight    Twenty-Eight
                                              Weeks Ended     Weeks Ended     Weeks Ended     Weeks Ended
                                              May 15, 2005    May 9, 2004     May 15 2005     May 9, 2004
                                              ------------    -----------    -------------    ------------
Net income (loss) as reported                 $   (943,707)   $   497,070    $    (289,389)   $  1,387,949

Deduct:  total stock-based
     compensation expense
     determined under the fair value
     method for all awards, net of
     related tax benefits                           (1,277)      (120,517)          (6,384)       (429,350)
                                              ------------    -----------    -------------    ------------

Pro forma net income (loss)                   $   (944,984)   $   376,553    $    (295,773)   $    958,599
                                              ============    ===========    =============    ============
Earnings (loss) per common share, basic:
     As reported                              $      (0.37)   $      0.20    $       (0.11)   $       0.57
                                              ============    ===========    =============    ============
     Pro forma                                $      (0.37)   $      0.15    $       (0.12)   $       0.39
                                              ============    ===========    =============    ============
Earnings (loss) per common share, diluted:
     As reported                              $      (0.37)   $      0.19    $       (0.11)   $       0.54
                                              ============    ===========    =============    ============
     Pro forma                                $      (0.37)   $      0.15    $       (0.12)   $       0.37
                                              ============    ===========    =============    ============

The fair value of options granted was estimated on the date of the grant using the Black-Scholes option-pricing model.

      5.    Withdrawal Of Proposed Deregistration

            The Company's Board of Directors on March 29, 2005, withdrew the 1-for-200 reverse stock split proposal which was publicly announced on January 19, 2005, subject to approval of a vote of its stockholders, after which stockholders who owned less than one whole share would be cashed out at $16 per share. On March 2, 2005, the Securities and Exchange Commission (SEC) extended the compliance date for non-accelerated filers, which included the Company, to comply with Section 404 of the Sarbanes-Oxley Act (Section 404). With the extension, the Company will not be required to include in its annual reports a report by management on the Company's internal controls over financial reporting and an accompanying report of independent registered public accounting firm until the filing of its annual report for fiscal 2006, which fiscal year ends October 29, 2006. There are also two recent initiatives underway concerning future application of Section 404 to non-accelerated filers. First, the SEC has established the SEC Advisory Committee on Smaller Public Companies to assist the Commission in evaluating the current securities regulatory system relating to smaller public companies, including the internal control requirements. Second, the Committee of Sponsoring Organizations

      (COSO) has established a task force to develop new guidance for smaller companies regarding internal controls that it intends to publish this summer. One of the primary reasons for the Company's 1-for-200 reverse stock split proposal was to enable the Company to save substantial annual compliance costs that it would have begun to incur in fiscal 2005, by deregistering as an SEC reporting company and thereby making Section 404 inapplicable to it. Because of the SEC's recent extension in the date of compliance, COSO's initiatives to study the application of the new internal controls requirements to smaller public companies, and a material increase in the estimated number of shares held by stockholders with fewer than 200 shares that would have been cashed out in the proposed reverse stock split, the Company's Board of Directors determined to withdraw the reverse stock split proposal.

6.    Asset Impairment

      During the second quarter of 2005, the Company recorded a $1,450,000 asset impairment charge related to six restaurant properties, two of which are at or close to the end of their lease terms and the write off of costs associated with the proposed deregistration transaction. The Company expensed $1,260,000 for the write downs of restaurant assets and for payment to a landlord to obtain a release from one of the leases, where the related restaurant will be closed. The Company currently expects to operate the other four restaurants through the remainder of their lease terms, but has written down the restaurant assets to a fair value based upon future discounted cash flows. The Company also recorded a charge of $190,000 for expenses, primarily legal, accounting and professional fees, associated with the proposed deregistration transaction, which was terminated during the second quarter of 2005.

7.    Bank Covenants

      As a result of the Asset Impairment charge discussed above, the Company was in default under the fixed charge coverage ratio and the senior debt to EBITDA ratio covenants of its bank loan agreement. The Company has obtained a waiver of the defaults for the period ended May 15, 2005 and believes that it will be in compliance with such covenants in the coming year. Accordingly it has classified amounts due under its loan agreement as long-term obligations less amounts appropriately classified as current maturities.

8.    Comprehensive Income

      Comprehensive income (loss) consists of net income (loss) and the change in the fair value (net of tax) of the Company's interest rate swap agreement. Comprehensive income (loss) was approximately ($895,000) and $635,000 for the twelve weeks ended and ($159,000) and $1,692,000 for the twenty-eight weeks ended May 15, 2005 and May 9, 2004 respectively.

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

      During late 2003 and through most of 2004, our restaurants experienced margin pressure due to rising beef, chicken, produce and dairy prices. In late 2004 and into 2005, we began to implement a series of menu specification changes and systematically re-bid a large number of inventory items. These moves, along with consolidating our chicken purchasing with one vendor at a then below market fixed price and a return to more normal pricing for produce and dairy, resulted in a significant decline in cost of sales, as a percentage of revenues for the first twenty-eight weeks of 2005 as compared to a mid - 2004 high point. Our approach to rising commodity prices has always been to cautiously raise prices every six months at a rate consistent with inflation and not over react to shorter-term price spikes. As a result of this policy, we have generally maintained a gradually declining cost of sales percentage. We expect some further reduction in the costs of sales percentage as additional cost savings measures are implemented in 2005.

      We also have experienced sharply rising healthcare and workers' compensation insurance costs over the past several years. At the start of 2004, we implemented a new health insurance program and increased our employee contribution rates in an effort to reduce our health insurance costs. Contribution levels were increased again at the start of 2005. As a result of these efforts, health insurance expense declined in both 2004 and for the first twenty-eight weeks of 2005. Late in 2004, we began self-funding our Ohio workers' compensation insurance. We believe this program will lower our worker's compensation expense by $300,000 or more in 2005.

      During the second quarter of 2005, the Company recorded an asset impairment charge of $1.45 million primarily related to six restaurant properties, two of which are at or close to the end of their related lease terms and will be closed. The two restaurants expected to close had operating losses of $300,000 during the first twenty-eight weeks of 2005. As a result of the write down of restaurant assets at the other four restaurants depreciation expense will be reduced by approximately $120,000 annually. Included in the charge was the write-off of $190,000 of cost associated with the proposed deregistration transaction, which was terminated during the second quarter of 2005.

      We have bank borrowings of approximately of $29.1 million. The related notes carry variable interest rates. As a result, our Company is exposed to a risk associated with rising interest rates. To mitigate this risk, we have purchased an interest rate swap, which essentially fixes the rate on approximately 30% of the outstanding balance. However, rising interest rates in the first quarter of 2005 resulted in higher interest expense and reduced profitability. The interest rate swap expires October 31, 2005 and depending upon further increases in interest rates could subject us to higher interest expense.

      Approximately two thirds of the outstanding balance under our loan agreement arose from the repurchase of our common stock. In late 1998, we began a repurchase program, which has resulted in the repurchase of approximately 2.2 million shares of our common stock.

      At our current growth rate of three to four restaurants per year, we believe internally generated cash flow, landlord construction allowances and the sale-lease back of real estate should be sufficient to fund growth, replacement capital expenditures and current debt service, all of which represent our major cash needs. A significant repurchase of our common stock, an accelerated growth rate or extended periods of reduced profitability would require additional borrowings. We believe we have adequate borrowing capacity to meet our needs. However, the longer-term goal is to reduce debt levels.

YEAR-TO-YEAR COMPARISONS AND ANALYSIS

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of revenues:

                                              Sixteen          Sixteen        Twenty-Eight     Twenty-Eight
                                            Weeks Ended      Weeks Ended      Weeks Ended      Weeks Ended
                                            May 15, 2005     May 9, 2004      May 15, 2005     May 9, 2004
                                            ------------     -----------      ------------     ------------
Revenues                                       100.0           100.0             100.0            100.0
Cost of Goods Sold                             (25.8)          (25.9)            (25.5)           (25.3)
Payroll & Benefits                             (32.2)          (32.6)            (31.8)           (32.3)
Other Operating Expenses                       (33.4)          (31.1)            (33.0)           (31.3)
Pre-Opening Expenses                            (0.3)           (0.2)             (0.1)            (0.3)
Impairment of Assets                            (3.4)              -              (1.4)               -
Administrative Expenses                         (7.9)           (7.5)             (7.9)            (7.7)
Interest Expense                                (1.2)           (1.2)             (1.2)            (1.2)
Minority Interest                                  -               -                 -                -
Income (Taxes) Credit                            2.0            (0.3)              0.7             (0.5)
                                               -----           -----             -----            -----
Net Income (Loss)                               (2.2)            1.2              (0.2)             1.4
                                               =====           =====             =====            =====

REVENUES

      Revenues for the second quarter of 2005 increased $1,143,000 or 2.7% from the second quarter of 2004. The increase was a result of i) the opening of three restaurants during the second half of 2004 and ii) increased franchise fees and royalties from the opening of three franchised locations during 2004. No new Company-owned or franchised restaurants opened during the first half of 2005. Same store sales at restaurants opened at least eighteen months declined $546,000 or 1.5%.

      Year-to-date revenues increased $4,992,000 or 5.2% from 2004 to 2005. The increase was a result of i) the opening of five restaurants during 2004 and ii) the opening of three franchised restaurants during 2004. Year-to-date same-store sales declined $972,000 or 1.2%. Franchise fees and royalties increased 16% year-to-date.

      The decline in same-store sales for the quarterly period was primarily a result of increased competition, a sluggish mid-western economy and the opening of two new Max & Erma's restaurants late last year near existing Max & Erma's restaurants. On a year-to-date basis same store sales were also negatively impacted $487,000 by Christmas falling on Saturday in the current year as compared to mid-week last year and a major winter storm during the fourth week of January 2005, which impacted most of our markets and resulted in a $383,000 sales decline for the three day week-end. Total revenue growth for the quarter and year-to-date periods was also negative affected by a shift in restaurant openings to the second half of the 2005.

      During the first half of 2005 a television and radio advertising campaign was tested in Cleveland, Columbus and Toledo, Ohio, Detroit, Michigan and Pittsburgh, Pennsylvania. Through the second quarter of 2005, television and radio advertising increased $600,000. Same-store-sales increases in Cleveland, where the advertising ran during the first quarter of 2005, were sufficient to pay for the increased advertising costs. Same-store-sales in the other markets were positive and in each case resulted in improved sales trends relative to our markets with out television and radio and to sales trends prior to the advertising. However, through the end of the second quarter of 2005, sales gains in the other markets did not appear to be sufficient to justify the advertising costs.

      We expect to open three restaurants during the second half of 2005 and three to four restaurants in 2006. Two restaurants were under construction at the end of the second quarter of 2005, and are expected to open during the third quarter. We were under contract to lease one additional site, which should open during the fourth quarter of 2005. We were in some stage of renegotiating for the purchase or lease of seven additional locations, which we believe would open in either 2006 or 2007.

      We also expect continued increases in franchise fees and royalties. The number of franchised restaurants increased from eighteen at the end of the second quarter of 2004 to twenty at the end of the second quarter of 2005. Two franchised restaurants were under construction in Richmond, Virginia and South Bend, Indiana at the end of the second quarter of 2005 and are also expected to open during the third quarter. Early in the third quarter 2005 construction commenced on a franchised restaurant in Huntington, West Virginia. We anticipate the opening of three to four additional franchised restaurants in 2006.

COSTS AND EXPENSES

      Cost of goods sold, as a percentage of revenues, decreased from 25.9% for the second quarter of 2004 to 25.8% for the second quarter of 2005. Year-to-date cost of goods sold, as a percentage of revenues, increased from 25.3% for 2004 to 25.5% for 2005. The increase was due primarily to continued high beef prices in 2005 and to a lesser extent higher produce prices during the second quarter of 2005. Various cost savings measures, declining market prices for chicken and dairy products, and a 1 to 2 percent menu price increase over last year have allowed us to reduce cost of goods sold, as a percentage of revenues, from a mid-2004 high point.

      Payroll and benefits, as a percentage of revenues, decreased from 32.6% for the second quarter of 2004 to 32.2% for the second quarter of 2005. Year-to-date payroll and benefits decreased from 32.3% for 2004 to 31.8% for 2005. The decreases were a result of reduced health insurance and workers' compensation expenses. The decline in health insurance expense was due to a change in our health plan early in 2004 and increased employee contribution levels. Two large claims mitigated the savings during the second quarter of 2005, but health insurance expense still remains 20 basis points below last year. The decrease in workers' compensation expense was due to a change to self funding of Ohio workers' compensation claims, where forty percent of our restaurants are located.

      Other operating expenses, as a percentage of revenues, increased from 31.1% for the second quarter of 2004 to 33.4% for the second quarter of 2005. Year-to-date other operating expenses experienced a similar increase from 31.3% for 2004 to 33.0% for 2005. The increases for both the quarter and year-to-date periods were a result of increased marketing expenses, carryout supplies, credit and gift card fees, higher natural gas prices and increased real estate taxes. The increase in other operating expenses, as percentage of revenues, was exacerbated by the decline in same-store sales from last year, as many of the expenses in this category are of a somewhat fixed nature.

      Pre-opening expenses, as a percentage of revenues, increased from 0.2% for the second quarter of 2004 to 0.3% for the second quarter of 2005. Year-to-date pre-opening expenses decreased from 0.3% for 2004 to 0.1% for 2005. The differences were a result of the timing of restaurant openings and that all 2005 openings will be during the second half of the year.

ASSET IMPAIRMENT

      During the second quarter of 2005 we recorded a $1.45 million asset impairment charge related to six under performing restaurants and to write off costs associated with the proposed deregistration of our common stock. We expensed $1.26 million for the write down of restaurant assets at the six restaurants and for payment to a landlord to obtain a release from one of the leases. We expect to close two of the restaurants over the next three months. The restaurants to be closed are both within three years of the end of their current lease terms. Three of the restaurants are in shopping centers where factors associated with the center have negatively impacted our business. Through the first twenty-eight weeks of 2005, the two restaurants scheduled for closing had operating losses of $300,000. We currently expect to operate the other four restaurants through the remainder of their lease terms, but may consider a sale or sub-lease of any of the locations. The restaurant assets at these restaurants were written down to a fair value based upon future discounted cash flows. The write down of restaurant assets at these three restaurants will reduce annual depreciation expense by approximately $120,000. We believe that the closing or write down of the impaired locations, along with related overhead savings, should result in annual savings of approximately $800,000.

      We also expensed $190,000 of costs associated with the proposed deregistration of our common stock. Because the Securities and Exchange Commission extended the date for compliance with the Sarbanes-Oxley Act for non-accelerated filers and because of two initiatives which may reduce the compliance costs, we elected to terminate the proposed deregistration transaction during the second quarter of 2005. Accordingly, we wrote off approximately $190,000 of costs, primarily legal, accounting and professional fees, associated with the transaction.

ADMINISTRATIVE EXPENSES

      Administrative expenses, as a percentage of revenues, increased from 7.5% for the second quarter of 2004 to 7.9% for the second quarter of 2005. Year-to-date administrative expenses, as a percentage of revenues, increased from 7.7% for 2004 to 7.9% for 2005. In dollar terms, administrative expenses increased 9% and 7% for the quarter and year-to-date periods, respectively. The increases in dollars were a result of raises for corporate personnel, higher professional fees and costs associated with converting from paper gift certificate to an electronic gift card program.

INTEREST EXPENSE

      Interest expense increased 4% from the second quarter of 2004 to the second quarter of 2005 and year-to-date 12% from 2004 to 2005 due to an increase in the interest rate charged under our revolving credit agreement.

      Our interest rate is based upon the ratio of bank indebtedness to earnings before interest, taxes, depreciation and amortization. Based upon results for fiscal 2004, the interest rate under our credit agreement increased to LIBOR plus 3.5% or prime plus 3/4 percent. As a result, the interest rate under the revolving credit line was 6.75% at May 15, 2005, as compared to 4.75% at May 9, 2004. Through the use of an interest rate swap, the interest rate on approximately 30% of our two term loans is essentially fixed at 9.9% at May 15, 2005 and at May 9, 2004. The interest rate on the balance of the two term loans increased from 4.75% at May 9, 2004 to 6.75% at May 15, 2005.

      Total interest bearing debt decreased from $30.0 million at May 9, 2004 to $29.1 million at May 15, 2005. The decrease was due to scheduled principal amortization which was partially offset by construction related borrowings under our revolving credit line. We capitalized $41,000 of construction period interest during the first 28 weeks of 2005 versus $100,000 during the first half of 2004.

INCOME TAXES

      Our effective tax for the first 28 weeks of 2004 was 24.0%. In 2005 we recorded a tax credit which reflects the tax benefit of the reported loss before income taxes and the FICA tax on tips credit, estimated at $1.3 million for 2005. We believe we have appropriately estimated the effect of this credit on our tax provision for 2005. However, unusual fluctuation in pre-tax income make this a difficult calculation and may cause our effective tax rate to vary from quarter to quarter.

      Pending changes in state income tax laws for the state of Ohio could reduce the value of our deferred state tax asset by $300,000 or more. Should the change in taxes for Ohio occur we would immediately write down the value of that asset.

LIQUIDITY AND CAPITAL RESOURCES

      Our working capital ratio remained at 0.4 to 1 at October 31, 2004 and May 15, 2005. Historically, we have been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

      During the first 28 weeks of 2005, we expended approximately $4,258,000 for property additions and $42,537,000 to reduce long-term obligations. Funds for such expenditures were provided primarily by $40,558,000 from proceeds of long-term obligations, $5,824,000 from operations and $139,000 from cash on hand. We routinely draw down and repay balances under our revolving credit agreement, the gross amounts of which are included in the above numbers.

      We intend to open two to three Max & Erma's restaurants during the remainder of 2005 and three to four Max & Erma's restaurants during fiscal 2006. At May 15, 2005 we were contractually committed to the lease of three sites, two of which were under construction. Seven additional sites had been approved and were in some stage of negotiations.

      The estimated cost to complete the three restaurants that we are contractually committed to is approximately $3.0 million as of May 15, 2005. Funding for new restaurants is expected to be provided by cash flow from operations, the sale-leaseback of real estate, landlord construction allowances and our revolving credit line. At May 15, 2005, we had approximately $5.0 million available under our $15.0 million revolving credit line and $1.0 million in landlord construction allowances. Typically, these have been the sources of funding for capital expenditures and we expect that they will remain so.

      In addition to expenditures for new restaurants, our other significant uses of cash are for fixed asset replacements, debt repayment and the repurchase of our common stock. We expect to expend approximately $3.0 million and $3.9 million annually on fixed asset replacement and debt service, respectively. Expenditures for new restaurants, prior to signing the related contract to purchase or lease, and the repurchase of common stock are of a more discretionary nature and may be curtailed if cash flow from operations and other financing sources were diminished. We have not experienced any such problems in obtaining funding or maintaining recent levels of cash flow from operations. However, if profitability of our restaurants were to decline significantly, for an extended period of time, cash flow from operations would be reduced and we might be forced to reduce expansion plans and forego any repurchase of common stock. Based upon the first 28 weeks of 2005, net income represented approximately 7% of net after tax cash flow (exclusive of the $1.45 million asset impairment charge). Depreciation represented the other 93% or approximately $4.6 million. Therefore, our Company could operate at a break even for an extended period of time and still generate adequate cash flow from operations to meet required debt service and fund fixed asset replacements.

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

Derivative Instruments

Our Company utilizes interest rate swap agreements to manage interest rate exposure on floating-rate obligations. We do not use derivative instruments unless there is an underlying exposure and, therefore, do not use derivative instruments for trading or speculative purposes. We assess hedge effectiveness at each financial reporting date. All derivative instruments are recognized in the Consolidated Balance Sheet at estimated fair value.

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

Asset Impairment

We review each restaurant to ascertain whether property and equipment and intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write down the assets to a fair value as determined from expected future discounted cash flow. In performing our review, we consider the age of the restaurant and any significant economic events, recognizing that these restaurants may take 24 to 36 months to become or return to profitability.

INFLATION

We believe the effects of inflation have not had a material impact on our results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

      This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding sales at new Company-owned restaurants (paragraph 2), royalties at new franchised locations (paragraph 2), the expectation that cost of sales will decline further in 2005 (paragraph 4), the belief that self-funding of Ohio workers' compensation insurance will lower our expense by $300,000 in 2005 (paragraph 5), the expectation that two under-performing restaurants will close (paragraph 6), the belief that internally generated cash flow will fund growth, replacement capital expenditures and debt service (paragraph 9), the belief that we have adequate borrowing capacity (paragraph 9), the expectation of future restaurant openings (paragraph 15 and 31), the expectation of increased franchise fees and royalties from future franchised openings (paragraph 16), the expectation that we will continue to operate the four restaurants associated with the asset impairment charge (paragraph 21), the belief that the closing of two restaurants and the write-down of assets will result in annual savings of $800,000 (paragraph 21), the belief that we have appropriately estimated the effect of the FICA tax on tips credit on our 2005 income tax expense (paragraph 27), the estimated cost to complete restaurants currently under contract (paragraph 32), the source of funds for new restaurants (paragraph 32), and the expectation that we will expend $3.0 million and $3.9 million on fixed asset replacements and debt service, respectively (paragraph 33).

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our Company's primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit agreement, which permits borrowings up to $34.1 million. To minimize the effect of interest rate fluctuations, we have entered into an interest rate swap arrangement. Under this agreement, we pay a fixed rate of interest on approximately 30% of the outstanding balance.

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

      Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended May 15, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

June 22, 2005
-------------
    Date

                                  EXHIBIT INDEX

Exhibit No.  Exhibit                                                       Page No.
-----------  -------                                                       --------
 31.1*       Rule 13a-14(a) Certification of Principal Executive Officer   Page 20

 31.2*       Rule 13a-14(a) Certification of Principal Financial Officer   Page 22

 32.1+       Section 1350 Certification of Principal Executive Officer     Page 24

 32.2+       Section 1350 Certification of Principal Financial Officer     Page 25

* Filed with this report.

+ Furnished with this report.