Form 10-Q
period 2005-08-07
MAX & ERMAS RESTAURANTS INC
filed 2005-09-14
CIK 706471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 7, 2005

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

       Registrant's telephone number, including area code: (614) 431-5800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No   X
                                     -----    -----

As of August 7, 2005, there were 2,546,778 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                         MAX & ERMA'S RESTAURANTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  August 7, 2005
                                                    (UNAUDITED)    October 31, 2004
                                                  --------------   ----------------
                     ASSETS
Current Assets:
Cash                                               $  3,035,375      $ 2,187,529
Inventories                                           1,265,400        1,377,366
Other Current Assets                                  2,842,680        2,865,251
                                                   ------------      -----------
Total Current Assets                                  7,143,455        6,430,146

Property - At Cost                                  102,477,556       98,070,311
Less Accumulated Depreciation and Amortization       47,053,001       42,720,109
                                                   ------------      -----------
Property - Net                                       55,424,555       55,350,202

Other Assets                                         10,520,562        9,326,737
                                                   ------------      -----------
Total                                              $ 73,088,572      $71,107,085
                                                   ============      ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current Maturities of Long-Term Obligations        $  4,226,857      $ 4,160,314
Accounts Payable                                      5,277,537        5,334,219
Accrued Payroll and Related Taxes                     2,776,276        1,914,099
Accrued Liabilities                                   5,162,372        4,589,203
                                                   ------------      -----------
Total Current Liabilities                            17,443,042       15,997,835

Long-Term Obligations - Less Current Maturities      42,291,367       41,053,030

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
   Authorized 500,000 Shares - None Outstanding
Common Stock - $.10 Par Value;
   Authorized 5,000,000 Shares,
   Issued and Outstanding 2,546,778 Shares
   At 08/07/04 and 2,507,328 Shares at 10/31/04         254,677          250,732
Additional Paid-In Capital                              678,248          319,404
Accumulated Other Comprehensive Loss                    (32,679)        (203,406)
Retained Earnings                                    12,453,917       13,689,490
                                                   ------------      -----------
Total Stockholders' Equity                           13,354,163       14,056,220
                                                   ------------      -----------
Total                                              $ 73,088,572      $71,107,085
                                                   ============      ===========

(See notes to interim unaudited condensed consolidated financial statements.)

                         MAX & ERMA'S RESTAURANTS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                       Twelve Weeks Ended                Forty Weeks Ended
                                -------------------------------   -------------------------------
                                August 7, 2005   August 1, 2004   August 7, 2005   August 1, 2004
                                --------------   --------------   --------------   --------------
REVENUES:                         $42,812,593      $42,090,386     $143,108,284     $137,394,100

COSTS AND EXPENSES:
Costs of Goods Sold                10,885,092       11,210,700       36,495,241       35,282,125
Payroll and Benefits               14,199,428       13,813,500       46,049,942       44,650,628
Other Operating Expenses           14,170,918       13,426,463       47,226,112       43,229,881
Pre-Opening Expenses                  173,728          162,976          297,766          412,010
Impairment of Assets                                                  1,450,000
Administrative Expenses             3,646,076        3,176,174       11,567,774       10,557,008
                                  -----------      -----------     ------------     ------------
Total Operating Expenses           43,075,242       41,789,813      143,086,835      134,131,652
                                  -----------      -----------     ------------     ------------
Operating Income (Loss)              (262,649)         300,573           21,449        3,262,448
Interest Expense                      564,284          473,766        1,808,519        1,585,440
Minority Interest in Income
   of Affiliated Partnerships          19,251                            38,503           19,252
                                  -----------      -----------     ------------     ------------
INCOME (LOSS) BEFORE
   INCOME TAXES                      (846,184)        (173,913)      (1,825,573)       1,657,756
INCOME TAXES (CREDIT)                 100,000         (103,000)        (590,000)         340,000
                                  -----------      -----------     ------------     ------------
NET INCOME (LOSS)                 $  (946,184)     $   (70,193)    $ (1,235,573)    $  1,317,756
                                  ===========      ===========     ============     ============
NET INCOME
   (LOSS) PER SHARE
   Basic                          $     (0.37)     $     (0.03)    $      (0.49)    $       0.54
                                  ===========      ===========     ============     ============
   Diluted                        $     (0.37)     $     (0.03)    $      (0.49)    $       0.51
                                  ===========      ===========     ============     ============
SHARES OUTSTANDING:
   Basic                            2,546,778        2,458,631        2,534,427        2,455,575
                                  ===========      ===========     ============     ============
   Diluted                          2,546,778        2,458,631        2,534,427        2,586,922
                                  ===========      ===========     ============     ============

(See notes to interim unaudited condensed consolidated financial statements.)

                         MAX & ERMA'S RESTAURANTS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                Forty Weeks Ended
                                                         -------------------------------
                                                         August 7, 2005   August 1, 2004
                                                         --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $ (1,235,573)    $  1,317,756
Depreciation and amortization                                6,545,126        6,233,073
Minority interest in income of Affiliated Partnerships          38,503           19,252
Proceeds from lease incentives                               1,000,000
Impairment of assets                                         1,450,000
Tax benefit related to exercise of stock options               110,634          152,466
Changes in other assets and liabilities                       (478,604)         590,100
                                                          ------------     ------------
Net cash provided by operating activities                    7,430,086        8,312,647
                                                          ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                          (7,622,719)     (14,939,399)
Proceeds from sale of assets                                                  2,805,729
Decrease (increase) in other assets                            (43,870)          (8,410)
                                                          ------------     ------------
Net cash used by investing activities                       (7,666,589)     (12,142,080)
                                                          ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations             (48,182,605)     (60,085,698)
Proceeds from long-term obligations                         49,112,697       64,371,500
Proceeds from sale of stock                                    252,155           49,682
Purchase of common stock                                                        (20,721)
Debt issue costs                                               (59,395)         (78,765)
Distributions to minority interests in Affiliated
   Partnerships                                                (38,503)         (19,252)
                                                          ------------     ------------
Net cash provided by (used by) financing activities          1,084,349        4,216,746
                                                          ------------     ------------

NET INCREASE IN CASH AND EQUIVALENTS                           847,846          387,313
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                  2,187,529        2,616,324
                                                          ------------     ------------
CASH AND EQUIVALENTS AT END OF PERIOD                     $  3,035,375     $  3,003,637
                                                          ============     ============
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
   Interest (net of $76,000 and $143,000 capitalized
      in 2005 and 2004)                                   $  1,747,685     $  1,497,173
   Income taxes                                           $    383,819     $    903,523
Non-cash activities:
   Property additions financed by accounts payable        $  1,089,239     $  2,784,637

(See notes to interim unaudited condensed consolidated financial statements.

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

3.   Net Income Per Share

     Basic income per share amounts are based on the weighted average number of shares of common stock outstanding during the years presented. Diluted income per share amounts are based on the weighted average number of shares of common stock and dilutive stock options outstanding during the periods presented. Options to purchase 221,950 shares of common stock were outstanding at August 7, 2005 but were not included in the computation of diluted earnings per share because the Company reported a net loss for the quarter and year-to-date periods and, therefore, the effect would be antidilutive. Diluted shares outstanding for the third quarter of 2004 excludes 114,420 common stock equivalents which were considered to be antidilutive. The difference between basic shares outstanding and diluted shares outstanding as follows:

                         Twelve           Twelve            Forty           Forty
                       Weeks Ended      Weeks Ended      Weeks Ended      Weeks Ended
                     August 7, 2005   August 1, 2004   August 7, 2005   August 1, 2004
                     --------------   --------------   --------------   --------------
Basic Shares
   Outstanding          2,546,778        2,458,631        2,534,427        2,455,575
Dilutive Effect of
   Stock Options                                                             131,347
                        ---------        ---------        ---------        ---------
Diluted Shares
   Outstanding          2,546,778        2,458,631        2,534,427        2,586,922
                        =========        =========        =========        =========

4.   Stock Options

     During the forty weeks ended August 7, 2005, the Company's stock options activity and weighted average exercise prices were as follows:

                                 Shares    Exercise Price
                                --------   --------------
Outstanding, October 31, 2004    313,651      $ 12.69
Exercised                        (63,301)       (9.51)
Forfeited                        (28,400)      (13.96)
                                --------      -------
Outstanding, August 7, 2005     $221,950      $ 13.44
                                ========      =======

     The Company accounts for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded in all years presented because all stock options were granted at an exercise price equal to the fair market value of the Company's stock on the date of the grant. If compensation expense for the Company's stock option grants had been determined based on their estimated fair value at the grant dates, the Company's net income (loss) and earnings (loss) per share for the twelve-weeks and forty weeks ending August 7, 2005 and August 1, 2004 would have been as follows:

                                                 Twelve           Twelve            Forty           Forty
                                               Weeks Ended      Weeks Ended      Weeks Ended      Weeks Ended
                                             August 7, 2005   August 1, 2004   August 7, 2005   August 1, 2004
                                             --------------   --------------   --------------   --------------
Net income (loss) as reported                  $(946,184)       $ (70,193)      $(1,235,573)      $1,317,756

Deduct: total stock-based
   compensation expense
   determined under the fair value
   method for all awards, net of
   related tax benefits                              -0-          (41,369)           (6,384)        (470,718)
                                               ---------        ---------       -----------       ----------
Pro forma net income (loss)                    $(946,184)       $(111,562)      $(1,241,957)      $  847,038
                                               =========        =========       ===========       ==========
Earnings (loss) per common share, basic:
   As reported                                 $   (0.37)       $   (0.03)      $     (0.49)      $     0.54
                                               =========        =========       ===========       ==========
   Pro forma                                   $   (0.37)       $   (0.05)      $     (0.49)      $     0.35
                                               =========        =========       ===========       ==========
Earnings (loss) per common share, diluted:
   As reported                                 $   (0.37)       $   (0.03)      $     (0.49)      $     0.51
                                               =========        =========       ===========       ==========
   Pro forma                                   $   (0.37)       $   (0.05)      $     (0.49)      $     0.33
                                               =========        =========       ===========       ==========

The fair value of options granted was estimated on the date of the grant using the Black-Scholes option-pricing model.

5.   Withdrawal Of Proposed Deregistration

     The Company's Board of Directors on March 29, 2005, withdrew the 1-for-200 reverse stock split proposal which was publicly announced on January 19, 2005, subject to approval of a vote of its stockholders, after which stockholders who owned less than one whole share would be cashed out at $16 per share. On March 2, 2005, the Securities and Exchange Commission (SEC) extended the compliance date for non-accelerated filers, which included the Company, to comply with Section 404 of the Sarbanes-Oxley Act (Section
     404). With the extension, the Company will not be required to include in its annual reports a report by management on the Company's internal controls over financial reporting and an accompanying report of independent registered public accounting firm until the filing of its annual report for fiscal 2006, which fiscal year ends October 29, 2006. There are also two recent initiatives underway concerning future application of Section 404 to non-accelerated filers. First, the SEC has established the SEC Advisory Committee on Smaller Public Companies to assist the Commission in evaluating the current securities regulatory system relating to smaller public companies, including the internal control requirements. Second, the Committee of Sponsoring Organizations

     (COSO) has established a task force to develop new guidance for smaller companies regarding internal controls that it intends to publish this fall. One of the primary reasons for the Company's 1-for-200 reverse stock split proposal was to enable the Company to save substantial annual compliance costs that it would have begun to incur in fiscal 2005, by deregistering as an SEC reporting company and thereby making Section 404 inapplicable to it. Because of the SEC's recent extension in the date of compliance, COSO's initiatives to study the application of the new internal controls requirements to smaller public companies, and a material increase in the estimated number of shares held by stockholders with fewer than 200 shares that would have been cashed out in the proposed reverse stock split, the Company's Board of Directors determined to withdraw the reverse stock split proposal.

6.   Asset Impairment

     During the second quarter of 2005, the Company recorded a $1,450,000 asset impairment charge related to six restaurant properties, two of which were at or close to the end of their lease terms and the write off of costs associated with the proposed deregistration transaction. The Company expensed $1,260,000 for the write downs of restaurant assets and for payment to a landlord to obtain a release from one of the leases, where the related restaurant was closed. The Company currently expects to operate the other four restaurants through the remainder of their lease terms, but has written down the restaurant assets to estimated fair value based upon future discounted cash flows. The Company also recorded a charge of $190,000 for expenses, primarily legal, accounting and professional fees, associated with the proposed deregistration transaction, which was terminated during the second quarter of 2005.

7.   Income Taxes

     During the third quarter of 2005, the Company expensed $550,000 of previously recorded deferred State of Ohio tax assets that the Company will not be able to realize as a result of recent Ohio corporate tax legislation, enacted on June 30, 2005, which phases out Ohio's Corporate Franchise tax based on income and phases in a new gross receipts tax called Commercial Activity Tax.

8.   Bank Covenants

     As a result of the Asset Impairment charge and the charge related to the write-off of the Ohio-deferred tax asset discussed above, the Company was in default under the fixed charge coverage ratio, the senior debt to EBITDA ratio and liabilities to tangible net worth ratio covenants of its bank loan agreement. The Company has obtained a waiver of the defaults for the period ended August 7, 2005 and has amended the covenants on a go forward basis. Accordingly it has classified amounts due under its loan agreement as long-term obligations less amounts appropriately classified as current maturities.

9.   Comprehensive Income

     Comprehensive income (loss) consists of net income (loss) and the change in the fair value (net of tax) of the Company's interest rate swap agreement. Comprehensive income (loss) was approximately $(906,000) and $5,000 for the twelve weeks ended and $(1,065,000) and $1,697,000 for the forty weeks ended August 7, 2005 and August 1, 2004 respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We derive revenues and income from the operation and franchising of restaurants. Our Company-owned and franchised restaurants sell both food and alcoholic beverages (with the exception of two franchised locations that only sell food). Our restaurants are primarily located in the mid-west, within a 400 mile radius surrounding Columbus, Ohio, our Company's headquarters, and to a lesser extent in the southeast. Our franchised restaurants tend to be located on the outer edge of the mid-west, e.g., Philadelphia, Green Bay, St. Louis, and Richmond, Virginia with selective markets or locations within the mid-west also operated by franchisees. Late in the third quarter of 2005, we signed a ten-unit franchise development agreement for the Las Vegas, Nevada market.

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

     The restaurant industry is very competitive. We typically compete very favorably with several larger, national restaurant chains in most of our locations. Nonetheless the amount of competition is one of the most significant factors affecting the success of a restaurant location. While we seek out less competitive sites, highly successful locations quickly attract competition, which may affect sales. In late 2004 and into 2005, same-store sales turned negative. The most common reason for this decline in sales, on a restaurant by restaurant basis, is an increased level of competition near the restaurant.

     During late 2003 and through most of 2004, our restaurants experienced margin pressure due to rising beef, chicken, produce and dairy prices. In late 2004 and into 2005, we began to implement a series of menu specification changes and systematically re-bid a large number of inventory items. These moves, along with consolidating our chicken purchasing with one vendor at a then below market fixed price and a return to more normal costs for produce and dairy, resulted in a decline in cost of sales, as a percentage of revenues for the first forty weeks of 2005 as compared to a mid - 2004 high point. Our approach to rising commodity prices has always been to cautiously raise prices every six months at a rate consistent with inflation and not over react to shorter-term price spikes. As a result of this policy, we have generally maintained a gradually declining cost of sales percentage. We expect some further reduction in the costs of sales percentage resulting from declining market prices for beef due to the lifting of the ban on importing Canadian beef.

     We also have experienced sharply rising healthcare and workers' compensation insurance costs over the past several years. At the start of 2004, we implemented a new health insurance program and increased our employee contribution rates in an effort to reduce our health insurance costs. Contribution levels were increased again at the start of 2005. As a result of these efforts, health insurance expense declined in 2004 and has stabilized in 2005. Late in 2004, we began self-funding our Ohio workers' compensation insurance. We believe this program will lower our worker's compensation expense by at least $400,000 or more in 2005.

     During the second quarter of 2005, the Company recorded an asset impairment charge of $1.45 million primarily related to six restaurant properties, two of which are at or close to the end of their related lease terms and have been closed. The two restaurants that were closed had operating losses, including the costs of closing, of $385,000 during the first forty weeks of 2005. As a result of the write down of restaurant assets at the other four restaurants depreciation expense will be reduced by approximately $120,000 annually. Included in the charge was the write-off of $190,000 of cost associated with the proposed deregistration transaction, which was terminated during the second quarter of 2005.

     We have bank borrowings of approximately of $32.1 million. The related notes carry variable interest rates. As a result, our Company is exposed to a risk associated with rising interest rates. To mitigate this risk, we have purchased an interest rate swap, which essentially fixes the rate on approximately 25% of the outstanding balance. However, rising interest rates in 2005 resulted in higher interest expense and reduced profitability. The interest rate swap expires October 31, 2005 and depending upon further increases in interest rates could subject us to higher interest expense.

     Approximately two thirds of the outstanding balance under our loan agreement arose from the repurchase of our common stock. In late 1998, we began a repurchase program, which has resulted in the repurchase of approximately 2.2 million shares of our common stock. We currently do not have an authorized stock repurchase program in place.

     We are currently committed to debt service and replacement capital expenditures totaling approximately $6.9 million per year. At current levels of profitability, cash flow after debt service and replacement capital expenditures may be less than $2.0 million annually. Because of this and limited availability of funds under our credit facility, we have reduced our expected growth rate to one to two restaurants in 2006. The availability of landlord construction allowances and the sale-leaseback of real estate, both of which result in a reduced cash investment per new restaurant, will determine the exact growth rate in 2006.

YEAR-TO-YEAR COMPARISONS AND ANALYSIS

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of revenues:

                                  Twelve Weeks Ended                Forty Weeks Ended
                           -------------------------------   -------------------------------
                           August 7, 2005   August 1, 2004   August 7, 2005   August 1, 2004
                           --------------   --------------   --------------   --------------
Revenues                       100.0%           100.0%           100.0%           100.0%
Cost of Goods Sold             (25.5)           (26.6)           (25.5)           (25.7)
Payroll & Benefits             (33.2)           (32.8)           (32.2)           (32.5)
Other Operating Expenses       (33.1)           (31.9)           (33.0)           (31.5)
Pre-Opening Expenses            (0.4)            (0.4)            (0.2)            (0.3)
Impairment of Assets              --               --             (1.0)              --
Administrative Expenses         (8.5)            (7.6)            (8.1)            (7.7)
Interest Expense                (1.3)            (1.1)            (1.3)            (1.1)
Minority Interest                 --               --               --               --
Income (Taxes) Credit           (0.2)             0.2              0.4             (0.4)
                               -----            -----            -----            -----
Net Income (Loss)               (2.2)%           (0.2)%           (0.9)%            0.8%
                               =====            =====            =====            =====

REVENUES

     Revenues for the third quarter of 2005 increased $722,000 or 1.7% from the third quarter of 2004. The increase was a result of i) the opening of three restaurants during the fourth quarter of 2004, ii) the opening of two restaurants during the third quarter of 2005, iii) increased franchise fees and royalties resulting from the opening of four franchised locations during 2004, and two franchised openings in the third quarter of 2005. Same-store sales at restaurants opened at least eighteen months declined $1,597,000 or 4.1% from the third quarter of 2004 to the third quarter of 2005. Two restaurants closed during the third quarter of 2005.

     Year-to-date revenues increased $5,714,000 or 4.2% from 2004 to 2005. The increase was a result of i) opening five restaurants during 2004, ii) the opening of two restaurants during 2005, and iii) increased franchise fees and royalties. Year-to-date same-store sales decreased $2,537,000 or 2.1% from 2004 to 2005.

     The declines in same-store sales were a result of i) an increased level of competition - eighteen of our 78 restaurants had two or more competing restaurants open near or adjacent to our restaurants during the last twelve months, ii) the opening of two new Max & Erma's during the fourth quarter of 2004 near two of our existing restaurants, which year-to-date, resulted in a sales decline of $759,000 at the older restaurants, iii) a sluggish mid-western economy - recent news articles indicate that Ohio, Michigan, Illinois, and Pennsylvania, where the vast majority of our restaurants are located, lag almost all other states in job and economic growth statistics, and iv) higher gasoline prices - we believe our target customer, with household income under $100,000 annually and coming typically from two wage earners, may be more adversely effected by rising gas prices than either the typical fast food customer or the customer of higher priced concepts. On a year-to-date basis, same-store sales were also negatively impacted $487,000 by

Christmas falling on a Saturday in the current year as compared to mid-week last year and a major winter storm during the fourth week of January 2005, which impacted most of our markets and resulted in a $383,000 sales decline for the three day weekend.

     We expect to open one additional restaurant during the fourth quarter of 2005. At the end of the third quarter it was under construction. We expect to open one to two restaurants during 2006. At August 7, 2005, we were under contract to purchase one site and negotiating several others.

     We also expect continual increases in franchise fees and royalties. The number of franchised restaurants increased from twenty at the end of third quarter of 2004 to twenty-two at the end of the third quarter of 2005. Year-to-date franchise fees and royalties increased 12.5% from 2004 to 2005. One additional franchised restaurant was under construction in Huntington, West Virginia, which should open during the fourth quarter of 2005. We anticipate the opening of three to four additional franchised restaurants in 2006.

COSTS AND EXPENSES

     Cost of goods sold, as a percentage of revenues, decreased from 26.6% for the third quarter of 2004 to 25.5% for the third quarter of 2005. Year-to-date cost of goods sold, as a percentage of revenues declined from 25.7% for 2004 to 25.5% for 2005. The declines from the 2004 periods were a result of record high ground beef and chicken prices in 2004, along with higher than normal dairy and produce prices. As a result of various cost savings measures, declining market prices, and a one to two percent menu price increase over last year, we have reduced cost of goods sold, as a percentage of revenues, from its third quarter 2004 high point to current levels. Ground beef prices remained high through the third quarter of 2005, but have begun to decline, and may decline further, due to the lifting of the ban on importing Canadian beef, which will increase the supply of beef in the U.S.

     Payroll and benefits, as a percentage of revenue, increased from 32.8% for the third quarter of 2004 to 33.2% for the third quarter of 2005. Year-to-date payroll and benefits decreased from 32.5% for 2004 to 32.2% for 2005. Payroll expense over the periods reported was generally stable, with the increase during the third quarter of 2005 due to the opening of two restaurants during the quarter as compared to no openings during the third quarter of 2005. Benefits declined year-to-date as a result of a decrease in workers' compensation expense due to a change to self-funding Ohio workers' compensation claims. Approximately 40% of our restaurants are located in Ohio.

     Other operating expenses, as a percentage of revenues, increased from 31.9% for the third quarter of 2004 to 33.1% for the third quarter of 2005. Year-to-date other operating expenses increased from 31.5% for 2004 to 33.0% for 2005. The increase for both the quarter and year-to-date periods were a result of increased marketing expenses, cleaning expenses, carryout supplies, higher credit and gift card fees, higher natural gas prices, and increased repairs and maintenance expense, and real estate taxes. The increase in other operating expenses, as a percentage of revenues, was exacerbated by the decline in same-store sales from last year, as many of the expenses in the category are of a fixed nature.

     Pre-opening expenses, as a percentage of revenues, remained at 0.4% for both the third quarter of 2004 and the third quarter of 2005. Year-to-date pre-opening expenses decreased from 0.3% for 2004 to 0.2% for 2005. The differences were a result of the timing of restaurant openings and that all 2005 openings will be during the second half of the year.

ASSET IMPAIRMENT

     During the second quarter of 2005 we recorded a $1.45 million asset impairment charge related to six under performing restaurants and to write off costs associated with the proposed deregistration of our common stock. We expensed $1.26 million for the write down of restaurant assets at the six restaurants and for payment to a landlord to obtain a release from one of the leases. We closed two of the restaurants during the third quarter of 2005. The restaurants that closed were both within three years of the end of their current lease terms. Three of the restaurants are in shopping centers where factors associated with the center have negatively impacted our business. The two restaurants that closed had operating losses of $385,000, including the cost of closing. We currently expect to operate the other four restaurants through the remainder of their lease terms, but may consider a sale or sub-lease of any of the locations. The restaurant assets at these restaurants were written down to estimated fair value based upon future discounted cash flows. The write down of restaurant assets at these four restaurants will reduce annual depreciation expense by approximately $120,000. We believe that the closing or write down of the impaired locations, along with related overhead savings, should result in annual savings of approximately $800,000.

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

ADMINISTRATIVE EXPENSES

     Administrative expenses, as a percentage of revenues, increased from 7.6% for the third quarter of 2004 to 8.5% for the second quarter of 2005. Year-to-date administrative expenses, as a percentage of revenues, increased from 7.7% for 2004 to 8.1% for 2005. In dollar terms, administrative expenses increased 14% and 10% for the quarter and year-to-date periods, respectively. The increases in dollars were a result of raises for corporate personnel, higher professional fees and costs associated with converting from paper gift certificate to an electronic gift card program.

INTEREST EXPENSE

     Interest expense increased 19% from the third quarter of 2004 to the third quarter of 2005 and year-to-date 14% from 2004 to 2005 due to an increase in the interest rate charged under our revolving credit agreement.

     Our interest rate is based upon the ratio of bank indebtedness plus future minimum rental commitments multiplied by 8 to earnings before interest, taxes, depreciation and amortization, and rent. Based upon results for fiscal 2004, the interest rate under our credit agreement increased to LIBOR plus 3.5% or prime plus 3/4 percent. As a result, the interest rate under the revolving credit line was 7.25% at August 7, 2005, as compared to 5.0% at August 1, 2004. Through the use of an interest rate swap, which expires October 31, 2005, the interest rate on approximately 25% of our two term loans is essentially fixed at 9.9% at August 7, 2005 and at August 1, 2004. The interest rate on the balance of the two term loans increased from 5.0% at August 1, 2004 to 7.25% at August 7, 2005.

     Total interest bearing debt increased from $30.6 million at August 1, 2004 to $32.15 million at August 7, 2005. The increase was due to construction related borrowings under our revolving credit line and offset scheduled principal amortization. We capitalized $76,000 of construction period interest during the first 40 weeks of 2005 versus $143,000 during the first 40 weeks of 2004.

INCOME TAXES

     Our effective tax for the first 40 weeks of 2004 was 20.5%. In 2005 we recorded a tax credit which reflects the tax benefit of the reported loss before income taxes and the FICA tax on tips credit, estimated at $1.5 million for 2005. We believe we have appropriately estimated the effect of this credit on our tax provision for 2005. However, unusual fluctuations in pre-tax income make this a difficult calculation and may cause our effective tax rate to vary from quarter to quarter.

     Additionally, during the third quarter of 2005, the state of Ohio eliminated its corporate franchise income tax and replaced it with a commercial activity tax to be included in administrative expenses. Accordingly, we have recorded an income tax expense of $550,000 in the third quarter of 2005, which represents a charge to write-off previously recorded State of Ohio deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital ratio remained at 0.4 to 1 at October 31, 2004 and August 7, 2005. Historically, we have been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

     During the first 40 weeks of 2005, we expended approximately $7,623,000 for property additions, $48,183,000 to reduce long-term obligations and increased cash on hand by $848,000. Funds for such expenditures were provided primarily by $49,113,000 from proceeds of long-term obligations and $7,430,000 from operations. We routinely draw down and repay balances under our revolving credit agreement, the gross amounts of which are included in the above numbers.

     We intend to open one Max & Erma's restaurant during the remainder of 2005 and one to two Max & Erma's restaurants during fiscal 2006. At August 7, 2005 we were contractually committed to the lease of one site, which was under construction and to the purchase of one additional site.

     The estimated cost to complete the two restaurants that we are contractually committed to is approximately $4.0 million as of August 7, 2005. Funding for new restaurants is expected to be provided by cash flow from operations, the sale-leaseback of real estate, landlord lease incentives, and our revolving credit line. At August 7, 2005, we had approximately $1.0 million available under our $15.0 million revolving credit line. We anticipate obtaining a sale-leaseback commitment for approximately $2.5 million to fund land and building related to the site to be purchased. Typically, these have been the sources of funding for capital expenditures and we expect that they will remain so.

     In addition to expenditures for new restaurants, our other significant uses of cash are for fixed asset replacements and debt repayment. We expect to expend approximately $3.0 million and $3.9 million annually on fixed asset replacement and debt repayment, respectively. Expenditures for new restaurants, prior to signing the related contract to purchase or lease, are of a more discretionary nature and may be curtailed if cash flow from operations and other financing sources were diminished. While we have not experienced any problem obtaining funding for new restaurants, in response to reduced operating margins and profitability, we have reduced our growth plans to one to two restaurants in 2006 so as to match our growth to available cash flow. Based upon the first 40 weeks of 2005, depreciation of $6,545,000 represented 100% of available cash flow. Therefore, our Company could operate at a break even for an extended period of time and still generate adequate cash flow from operations to meet required debt repayment and fund fixed asset replacements.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding anticipated sales at new Company-owned restaurants (paragraph 2), anticipated royalties at new franchised locations (paragraph 2), the expectation that cost of sales will decline further in 2005 (paragraph 4 and 16), the belief that self-funding of Ohio workers' compensation insurance will lower our expense by $400,000 in 2005 (paragraph 5), the belief that our target customer may be more adversely effected by rising gas prices (paragraph 13), the expectation of future restaurant openings (paragraph 14 and 31), the expectation of increased franchise fees and royalties from future franchised openings (paragraph 15), the expectation that we will continue to operate the four restaurants associated with the asset impairment charge (paragraph 21), the belief that the closing of two restaurants and the write-down of assets will result in annual savings of $800,000 (paragraph 21), the belief that we have appropriately estimated the effect of the FICA tax on tips credit on our 2005 income tax expense (paragraph 27), the estimated cost to complete restaurants currently under contract (paragraph 32), the source of funds for new restaurants (paragraph 32), the anticipation that we will be able to obtain a sale-leaseback commitment (paragraph 32), and the expectation that we will expend $3.0 million and $3.9 million on fixed asset replacements and debt service, respectively (paragraph 33).

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our Company's primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit agreement, which permits borrowings up to $33.1 million. To minimize the effect of interest rate fluctuations, we have entered into an interest rate swap arrangement. Under this agreement, we pay a fixed rate of interest on approximately 25% of the outstanding balance.

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

     Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended August 7, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

September 14, 2005
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