Form 10-K
period 2005-10-30
MAX & ERMAS RESTAURANTS INC
filed 2006-01-17
CIK 706471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended October 30, 2005

                         Commission File Number: 0-11514

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

                          Common Shares, $.10 Par Value
                                (title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as
defined in Rule 405 of the Securities Act.       Yes   X   No
                                           -----     -----

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.       Yes   X   No
                                            -----     -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for
at least the past 90 days.   X   Yes       No
                           -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filed (as
defined in Rule 12b-2 of the Act).       Yes   X   No
                                   -----     -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).       Yes   X   No
                        -----     -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the closing bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter. The aggregate market value of Max & Erma's Common Stock held by non-affiliates was approximately $29,261,000 on May 15, 2005.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 2,546,778 Common Shares were outstanding at December 31, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Stockholders for the Fiscal Year Ended October 30, 2005 (in pertinent parts, as indicated) . . . Parts II and IV.

2. Proxy Statement for 2006 Annual Meeting of Stockholders (in pertinent parts, as indicated) . . . Part III.

                                     PART I

Item 1. BUSINESS

     Max & Erma's Restaurants, Inc. owns and operates (79) and franchises (23) a chain of 102 Max & Erma's restaurants at December 31, 2005. We are a Delaware corporation organized in 1982, as the successor to a restaurant business founded in 1971. We have registered the phrase "Max & Erma's - The Hometown Favorite" and its associated logo as a service mark with the United States Patent and Trademark Office.

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

     Our restaurants are open for both lunch and dinner seven days a week. Hours of operation are generally 11:00 a.m. to midnight. During fiscal 2005, the average check was approximately $11.57 at lunch and $12.46 at dinner. The lunch and dinner meal periods accounted for approximately 39.5% and 60.5% of net sales, respectively. Alcoholic beverages constituted approximately 9.1% of net sales in fiscal 2005. Generally, our business does not experience seasonal fluctuations of sales.

     Our strategy is to compete in the casual dining segment of the restaurant industry by offering a variety of high quality food in a casual, comfortable and fun atmosphere and with a uniquely personable service style. Our philosophy is to focus on the details of the customer experience that instill customer loyalty and promote repeat business. The purpose of every associate is to "help our guests enjoy their total dining experiences so they can't wait to come back." Being a "purpose-driven" company requires an ability to understand what guests want, and a dedication to focus all associates' energies on exceeding those expectations. This means that associates treat guests with respect, like friends or neighbors, and provide them with the kind of food, service and atmosphere that will make them want to return often.

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

     We make use of consumer focus groups to conduct marketing research. We incorporate the findings of this market research in our advertising, menu development, employee training, and building design and decor. According to customers, the major point of difference between us and our competitors is that Max & Erma's restaurants are perceived as being more of a "fun place," an image we try to foster in our advertising. We spent approximately 2.8% of sales on advertising in 2005. We primarily use special events and localized store marketing designed to increase customer awareness and repeat business, and to a lesser extent billboards, direct mail, radio and television.

     We own the business, exclusive of the real estate, for 78 of the Max & Erma's restaurants in operation at December 31, 2005. The business and real estate for one restaurant is owned by a separate affiliated partnership. In addition to a 60% interest in the profits and losses of the affiliated partnership, we are paid an annual fee equal to 6% of gross revenues for managing the Max & Erma's restaurant owned by the partnership. The management contract provides for monthly payments to us for an initial term of two years and renewal terms aggregating 20 additional years upon the mutual agreement of the parties. As general partner we are potentially liable for 100% of the partnership losses.

     We franchise 23 restaurants to unaffiliated franchisees at December 31, 2005. The first two franchised restaurants opened in 1998 in the Columbus and Cleveland, Ohio airports. Beginning in fiscal 2000, and each year thereafter, three to four franchised restaurants have opened annually. In fiscal 2005 franchised locations opened in Mishawaka, Indiana; Richmond, Virginia; and Huntington, West Virginia. Terms of the agreements call for an initial franchise fee plus a monthly royalty generally equal to 4% of sales.

     At December 31, 2005 two franchised restaurants were approved and in the final stages of permitting. In addition to these two restaurants, we anticipate the opening of an additional three franchised restaurants during fiscal 2006. At December 31, 2005, we had seven multi-unit franchised agreements signed, requiring the total development of an additional 33 restaurants over the next ten years.

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

Employees

     At October 31, 2005, we had 5,344 employees, of which 1,776 were full-time restaurant employees, 3,195 were part-time restaurant employees, 85 were corporate staff personnel and 288 were restaurant managerial personnel. None of our employees are represented by a labor union or a collective bargaining unit. We consider relations with our employees to be good.

Restaurant Operations

     We strive to maintain quality and uniformity in our restaurants through careful training and supervision of personnel. All restaurants are operated in accordance with uniform Company specifications, which are set forth in detailed operating manuals relating to food and beverage preparation, maintenance of premises and employee conduct. Through the end of 2005, we utilized an independent shopping service to monitor implementation of our operating standards. Along with the shopping service, we have developed testing standards for the major aspects of restaurant operation, including physical appearance, cleanliness, wait staff and food quality. The shopping service has "mystery shoppers" visit each restaurant four times each quarter to evaluate and grade the restaurant. A report is prepared by the shopping service for each visit and is reviewed by our Chief Operating Officer and the respective regional and general managers. A portion of the bonus for each regional and general manager is based on the scores received on the shopping service reports.

     At the start of 2006, we discontinued the use of the independent shopping service and commenced using Performance Scope. Performance Scope is a program driven by our point of sale system that randomly selects a number of customers to be surveyed at each restaurant. Selected customers can respond by telephone or via the Internet. The purpose of the survey is to measure customer satisfaction. We believe this is a better measurement tool than the independent shopping service because it measures what the customer considers important through their feedback. Additionally, the sample size, approximately 300 per quarter per restaurant versus four, is much greater thus giving a statistically more accurate indication of customer satisfaction. When the program is fully operational, we will utilize it in our regional and general manager bonus program.

     Restaurant operations are administered by a management staff headed by the Chief Operating Officer. Two Regional Vice Presidents of Operations and a Director of Regional Operations report directly to the Chief Operating Officer. Sixteen regional managers, each of whom supervises the operations of four to five restaurants, report to either the Chief Operating Officer or to one of the Regional Vice Presidents of Operations or the Director of Regional Operations. Two franchise regional managers also report to either the Chief Operating Officer or one of the Regional Vice Presidents. Each restaurant has a general manager, who is responsible for training and supervising approximately 40 to 100 employees, and two or three assistant managers. Regional managers are responsible for hiring their general and assistant managers. General managers, with the assistance of the regional manager, are responsible for hiring restaurant employees. We seek to hire experienced restaurant personnel who must complete a 14-week training program conducted by us before becoming an assistant manager. We have historically promoted from within to fill our regional and general manager positions.

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

Managing Partner Program

     At the start of 1999 we introduced our Managing Partner Program. Under this program we enter into a five-year agreement with an eligible general manager in which the general manager places either 500 or 1,000 shares of Max & Erma's common stock which he or she owns in escrow with us and agrees to manage his or her restaurant for a five year period. The shares of stock are forfeited if the general manager terminates their employment during the term of the agreement. In return we agree to not relocate the general manager during the term of the agreement. During the term of the agreement the general manager's base salary is fixed. As additional compensation he or she receives 25% of the increase in profit before fixed expenses over a pre-established base profit (generally the average of profit before fixed expenses for the most recent three fiscal years). We believe the program encourages the general manager to both build sales and control margins, creates a sense of ownership, reduces management turnover and promotes a longer-term perspective. At the end of fiscal 2005, we had a total of 13 Managing Partners. We also added 14 additional Managing Partners at the start of fiscal 2006.

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

Future Expansion

     We intend to open one to two Company-owned and five franchised Max & Erma's restaurants during fiscal 2006. All but four of the existing Company-owned Max & Erma's restaurants are located in suburban areas. Of the existing Company-owned Max & Erma's restaurants, 66 are freestanding and 13 are in-line shopping center/mall locations. The following table sets forth the location of each Max & Erma's restaurant as of October 30, 2005 and the locations of restaurants currently under negotiation or development and scheduled to open during fiscal 2006:

                             Company Owned                   Franchised
                     ----------------------------   ----------------------------
                     Existing   Under Development   Existing   Under Development
                     --------   -----------------   --------   -----------------
GEORGIA
   Atlanta               2              --

ILLINOIS
   Chicago               8              --

INDIANA
   Aztar Casino                                         1              --
   Columbus                                             1              --
   Indianapolis          5              --
   Merriville                                                           1
   Mishawaka                                            1              --
   Seymour                                              1              --

KENTUCKY
   Crestview Hills       1
   Lexington             2              --
   Louisville            2              --

MICHIGAN
   Ann Arbor             1              --
   Detroit              10              --                              1
   Grand Rapids          1              --
   Lansing               1              --

MISSOURI
   St. Louis                                            2               1

NEVADA
   Las Vegas                                                            1

NORTH CAROLINA
   Charlotte             2              --

OHIO
   Akron                 1              --
   Canton                1              --
   Chillicothe                                          1              --
   Cincinnati            5              --              1
   Cleveland             5              --              2
   Columbus             13              --              2
   Dayton                3               1              1
   Niles                 1              --
   Ohio Turnpike                        --              2              --
   Sandusky                                             1              --
   Toledo                3
   Wilmington                                           1              --

PENNSYLVANIA
   Erie                  1              --
   Philadelphia                                         2              --
   Pittsburgh            9              --

VIRGINIA
   Norfolk               1              --
   Richmond                                             1               1
   Virginia Beach        1              --

WEST VIRGINIA
   Huntington                                           1              --

WISCONSIN
   Green Bay                                            2              --

   TOTAL                79               1             23               5

     Our preference is to acquire the land and build new freestanding restaurants for Max & Erma's. However, in order to acquire suitable sites, we will utilize ground leases, or lease and convert existing premises. The site under development is freestanding. We believe that the clustering of three or more restaurants in markets of sufficient size increases customer awareness, enhances the effectiveness of advertising and improves management efficiency.

Business Risks

     We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Many of the following important factors have been discussed in our prior filings with the Securities and Exchange Commission.

     In addition to the other information in this Report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results of operations for fiscal 2006 and beyond, to differ materially from those expressed in any forward-looking statements made by us.

1. Dependence on Senior Management. Our three senior management officials have over 75 years combined experience with us. Although we have attempted to develop additional management capabilities, the loss of one or both of the two senior executives could have a material adverse effect on us.

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

11. Leverage; Interest Rate Risk. Our business is relatively highly leveraged, resulting in long term indebtedness (including current maturities) of approximately $31.2 million as of October 30, 2005, which represents the balance due under our revolving credit agreement and bears interest at variable rates. A one percentage point increase of decrease in interest rates could increase or decrease our pre-tax income by approximately $312,000. A change in interest rates will likely have a significant impact on our earnings. In addition, as a result of our substantial leverage, we are restricted by loan covenants that may impact our ability to grow in the future.

12. Utilization of FICA Tax on Tips Credit. We have recorded a deferred tax asset of $3,046,000 for unused FICA Tax on Tips Credit. The credits expire from 2023 through 2025. To utilize the credits, we must return to a continued level of profitability. If we do not return to sustained profitability, we may not be able to recognize the tax benefit of future credits and could be forced to write off all or a portion of the existing deferred tax asset associated with credits previously earned.

13. Bank Covenants. We have attained waivers of certain loan covenant violations under our revolving credit agreement over the last three quarters of 2005. While we have a very good relationship with our lenders, there can be no assurance that they will continue to waive covenant violations. To assure compliance with our loan covenants, we must return to profitability.

Item 2. PROPERTIES

     All but one of our restaurants are occupied under leases expiring from 2007 to 2025, with most leases having renewal options for five to twenty additional years. Restaurant leases are generally collateralized by liens on leasehold improvements, equipment, furniture and fixtures. We lease our executive offices (30,000 square feet) and general warehouse and storage facilities (17,000 square feet) in Columbus, Ohio under an operating lease expiring in January 2009.

     The last 61 Max & Erma's restaurants to open are based on one of three very similar prototype designs with the major differences being square footage. The prototype gives our restaurants a distinct identity and emphasizes an unpretentious neighborhood ambiance. The prototype design downplays the use of brass, Tiffany lamps and other design features common to many other casual dining restaurants. Our restaurants established prior to the introduction of the prototype vary in design and appearance, but average 6,000 square feet and seat an average of 160 customers. Most of our older restaurants have been remodeled or redecorated to the prototype look. The majority of the freestanding prototypes are approximately 6,800 or 5,500 square feet depending on the size of the site and its sales potential and seat 210 or 175 patrons, respectively, for dining in addition to the bar area. A 30 to 40 seat seasonal patio area is optional depending on the site and location. The prototype design is readily adaptable to a variety of sites including shopping center and mall locations. During 2002, a third version of the prototype building was designed. It is approximately 5,700 square feet, and seats approximately 190. Sixteen prototype buildings of this design were built from 2002 through 2005.

     In 2005, we developed a new prototype building. This building was designed to incorporate several operational workflow improvements in the kitchen and to broaden our concept's appeal through a change in both the interior and exterior design. The building's exterior is designed to differentiate itself from the typical casual dining restaurant by use of different materials and colors and by incorporating a fireplace, floor-to-ceiling windows, and a more dramatic entryway. The inside of our prototype restaurant has been changed by utilizing softer color tones, lighter woodwork, and less cluttered decor. The new prototype building is approximately 6,300 square feet and seats 184 patrons for dining in addition to the bar area. With the exception of one restaurant, which is already permitted, all future restaurants will be built to the new design.

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

Item 3. LEGAL PROCEEDINGS

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The information contained under the captions "SELECTED QUARTERLY FINANCIAL DATA" and "STOCKHOLDER INFORMATION" is incorporated herein by reference from the inside back cover of our Annual Report to Stockholders for the fiscal year ended October 30, 2005.

Item 6. SELECTED FINANCIAL DATA

     The information contained under the caption "SELECTED FINANCIAL DATA" is incorporated herein by reference from page 4 of our Annual Report to Stockholders for the fiscal year ended October 30, 2005.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS" is incorporated herein by reference from pages 5 through 9 of our Annual Report to Stockholders for the fiscal year ended October 30, 2005.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

     As of October 30, 2005, our total long-term indebtedness (including current maturities) was approximately $31.2 million, which represents the balance due under our revolving credit agreement and bears interest at variable rates. A one percentage point increase or decrease in interest rates could increase or decrease our pre-tax income by approximately $312,000. Based upon quarter ending balances, the average borrowings under our revolving credit agreement during

2005 was $30.5 million. The high and low balance outstanding under the revolving credit agreement during 2005 was $32.2 million and $29.1 million, respectively. As required under our revolving credit agreement, we entered into a $20.0 million partial interest rate protection agreement that expired October 31, 2005 and was not required to be renewed. For a further description of our indebtedness, see Item 8, Financial Statements and Supplementary Data - Notes 3 and 4 to the Consolidated Financial Statements.

Commodity Risk

     We purchase certain products in the normal course of business, which are affected by commodity prices. These products may include food items such as ground beef, steak, chicken, produce, cheese, and shrimp, or commodities such as natural gas and electricity. We are exposed to market price volatility on these items. We do not utilize financial instruments to hedge our risk associated with these commodities. In an effort to minimize price volatility, we will enter into purchasing contracts for periods of time of a year or less at fixed prices or with floor and ceiling prices. Approximately 80% of all food items purchased for our restaurants are purchased under some type of contract that attempts to minimize price volatility. Prolonged price increases could impact our profitability, but would allow sufficient time to seek alternative suppliers or to increase selling prices, if possible.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated balance sheets as of October 30, 2005 and October 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 30, 2005, and the related notes to the consolidated financial statements together with the independent registered public accounting firm's report thereon and the Selected Quarterly Financial Data are incorporated by reference from pages 10 through 20 and the inside back cover of our Annual Report to Stockholders for the fiscal year ended October 30, 2005.

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

     Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended October 30, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

                                    PART III

Items 10, 11, 12 and 13 and 14. DIRECTORS AND EXECUTIVE OFFICERS OF THE
     REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information required under these Items is incorporated herein by reference from our Proxy Statement for our 2006 Annual Meeting of Stockholders to be held on or about March 14, 2006, pursuant to Regulation 14A.

                                     PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)(1) and (2): Financial Statements

     The financial statements listed in the accompanying index to financial statements on page 13 are filed as part of this report.

     (a)(3) and (b): Exhibits

     The exhibits listed in the accompanying index to exhibits on pages 13 and 14 are filed as part of this report.

     (c) Financial Statement Schedules

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 17, 2006                 Max & Erma's Restaurants, Inc.


                                        By: /s/ Todd B. Barnum
                                            ------------------------------------
                                        Todd B. Barnum
                                        Chairman of the Board and Chief
                                        Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 17th day of January 2006.

Signature                               Title
---------                               -----


/s/ Todd B. Barnum                      Chairman of the Board, Chief Executive
-------------------------------------   Officer and Director (Principal
Todd B. Barnum                          Executive Officer)


/s/ William C. Niegsch, Jr.             Executive Vice President, Chief
-------------------------------------   Financial Officer, Treasurer, Secretary
William C. Niegsch, Jr.                 and Director (Principal Financial and
                                        Accounting Officer)


*/s/ William E. Arthur                  Director
-------------------------------------
William E. Arthur


*/s/ Robert A. Rothman                  Director
-------------------------------------
Robert A. Rothman


*/s/ Michael D. Murphy                  Director
-------------------------------------
Michael D. Murphy


*/s/ Thomas R. Green                    Director
-------------------------------------
Thomas R. Green


*/s/ Timothy C. Robinson                Director
-------------------------------------
Timothy C. Robinson


*/s/ William C. Niegsch, Jr.
--------------------------------
William C. Niegsch, Jr.
Attorney-in-Fact

                 MAX & ERMA'S RESTAURANTS, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                     ITEM 8

                                                                  REFERENCE PAGE
                                                                   ANNUAL REPORT
                                                                 TO SHAREHOLDERS
                                                                 ---------------
The following items are required to be included in Item 8 are incorporated by reference from the attached Annual Report to
Shareholders of Max & Erma's Restaurants, Inc. for the fiscal year ended October 30, 2005:

   -    Consolidated Balance Sheets as of October 30, 2005 and
        October 31, 2004                                             10 - 11

For the years ended October 30, 2005, October 31, 2004 and
October 26, 2003:

   -    Consolidated Statements of Operations                           12

   -    Consolidated Statements of Stockholders' Equity                 13

   -    Consolidated Statements of Cash Flows                           14

   -    Notes to Consolidated Financial Statements                   15 - 19

   -    Report of Independent Registered Public Accountant              20

No financial statement schedules are required to be filed because the conditions requiring their filing do not exist or because the information is given in the consolidated financial statements or notes thereto.

                           ANNUAL REPORT ON FORM 10-K

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

 10(k)*   Written description of split dollar life insurance program for     Reference is made to footnote 3 to
          officers.                                                          the Summary Compensation Table
                                                                             presented in the Company's Proxy
                                                                             Statement for the 2003 Annual
                                                                             Meeting of Shareholders, which is
                                                                             incorporated by Reference herein.
 10(l)*   Board of Directors' Resolution adopted November 2, 1987            Reference is made to Exhibit 10(dd)
          relating to split dollar life insurance program for officers.      of Report on Form 10-K filed January
                                                                             25, 1993.
 10(m)*   Board of Directors' Resolution adopted October 19, 1992            Reference is made to Exhibit 10(ee)
          relating to split dollar life insurance program for officers.      of Report on Form 10-K filed January
                                                                             25, 1993.
 10(n)*   Form of Severance Agreement in Event of Change In Control for      Reference is made to Exhibit 10(m)
          Senior Executive Officers.                                         of Report on Form 10-K filed January
                                                                             18, 2000.
 10(o)*   List of Senior Executive Officers with Severance Agreements in     Reference is made to Exhibit 10(o)
          the form of Exhibit 10(n).                                         of Report on Form 10-K filed January
                                                                             16, 2004.
 10(p)*   Form of Severance Agreement in Event of Change In Control for      Reference is made to Exhibit 10(o)
          Executive Officers.                                                of Report on Form 10-K filed January
                                                                             18, 2000.
 10(q)*   List of Executive Officers with Severance Agreements in the form of Exhibit 10(p).
 10(r)*   Description of the Material Terms of Max & Erma's Restaurants,     Reference is made to Exhibit 10 of
          Inc.'s Fiscal 2005 Executive Compensation Program.                 Report on Form 8-K filed January 21,
                                                                             2005.
 10(s)*   Description of the Material Terms of Max & Erma's Restaurants,     Reference is made to Exhibit 10 of
          Inc.'s Fiscal 2006 Executive Compensation Program.                 Report on Form 8-K filed November 8,
                                                                             2005.
 10(t)*   Independent Contractor Consulting Agreement, dated July 25,        Reference is made to Exhibit 10.1 of
          2005, between Max & Erma's Restaurants, Inc. and Bonnie            Report on Form 8-K filed July 28,
          Brannigan.                                                         2005.
 10(u)    Fifth Amended and Restated Revolving Credit Agreement dated        Reference is made to Exhibit 10(t)
          September 22, 2003, between Max & Erma's Restaurants, Inc. and     of Report on Form 10-K filed January
          The Provident Bank.                                                16, 2004.
 10(v)    Amendment No. 1 to Fifth Amended and Restated Revolving Credit     Reference is made to Exhibit 10(t)
          Agreement, dated December 31, 2003, between Max & Erma's           of Report on Form 10-K, as amended,
          Restaurants, Inc. and The Provident Bank.                          filed January 19, 2005.
 10(w)    Amendment No. 2 to Fifth Amended and Restated Revolving Credit     Reference is made to Exhibit 10(u)
          Agreement, dated May 17, 2004, between Max & Erma's                of Report on Form 10-K, as amended,
          Restaurants, Inc. and The Provident Bank.                          filed January 19, 2005.
 10(x)    Amendment No. 3 to Fifth Amended and Restated Revolving Credit     Reference is made to Exhibit 10(v)
          Agreement, dated December 17, 2004, between Max & Erma's           of Report on Form 10-K, as amended,
          Restaurants, Inc. and The Provident Bank.                          filed January 19, 2005.
 10(y)    Amendment No. 4 to Fifth Amended and Restated Revolving Credit
          Agreement, dated March 29, 2005, between Max & Erma's
          Restaurants, Inc. and The Provident Bank.
 10(z)    Amendment No. 5 to Fifth Amended and Restated Revolving Credit
          Agreement, dated May 4, 2005, between Max & Erma's Restaurants,
          Inc. and The Provident Bank.
 10(aa)   Amendment No. 6 to Fifth Amended and Restated Revolving Credit
          Agreement, dated August 31, 2005, between Max & Erma's
          Restaurants, Inc. and The Provident Bank.

   13     Portions of the Annual Report to Stockholders for the Fiscal
          Year ended October 30, 2005, incorporated herein by reference
          (except for those pages which are specifically incorporated by reference, the Company's Annual Report to Stockholders is not
          to be deemed as filed as part of this report).
   23     Consent of Deloitte & Touche LLP.
   24     Power of Attorney.
  31.1    Rule 13a-14(a) Certification of Chief Executive Officer.
  31.2    Rule 13a-14(a) Certification of Chief Financial Officer.
  32.1    Section 1350 Certification of Chief Executive Officer.
  32.2    Section 1350 Certification of Chief Financial Officer.

----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 15(a)(3) of the Report on Form 10-K.