Form 10-Q
period 2006-02-19
MAX & ERMAS RESTAURANTS INC
filed 2006-03-30
CIK 706471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 19, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of February 19, 2006, there were 2,551,974 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                         MAX & ERMA'S RESTAURANTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   February 19,
                                                       2006        October 30,
                                                    (UNAUDITED)       2005
                                                   ------------   ------------
                     ASSETS
Current Assets:
Cash                                               $  2,733,481   $  2,910,889
Inventories                                           1,280,342      1,401,368
Other Current Assets                                  2,516,835      2,387,896
                                                   ------------   ------------
Total Current Assets                                  6,530,658      6,700,153
Property - At Cost                                  104,591,070    104,292,729
Less Accumulated Depreciation and Amortization       50,586,284     48,686,165
                                                   ------------   ------------
Property - Net                                       54,004,786     55,606,564
Other Assets                                         12,432,896     11,550,568
                                                   ------------   ------------
Total                                              $ 72,968,340   $ 73,857,285
                                                   ============   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current Maturities of Long-Term Obligations        $  4,228,155   $  4,227,282
Accounts Payable                                      4,165,660      5,589,058
Accrued Payroll and Related Taxes                     2,819,060      2,718,540
Accrued Liabilities                                   6,887,027      6,197,616
                                                   ------------   ------------
Total Current Liabilities                            18,099,902     18,732,496
Long-Term Obligations - Less Current Maturities      41,492,160     41,817,482

Stockholders' Equity:
Preferred Stock - $.10 Par Value;
   Authorized 500,000 Shares - None Outstanding
Common Stock - $.10 Par Value;
   Authorized 5,000,000 Shares,
   Issued and Outstanding 2,551,974 Shares
   At 02/19/06 and 2,546,778 Shares at 10/30/05         255,196        254,677
Additional Paid-In Capital                              778,433        678,225
Retained Earnings                                    12,342,649     12,374,405
                                                   ------------   ------------
Total Stockholders' Equity                           13,376,278     13,307,307
                                                   ------------   ------------
Total                                              $ 72,968,340   $ 73,857,285
                                                   ============   ============

(See notes to interim unaudited condensed consolidated financial statements.)

                         MAX & ERMA'S RESTAURANTS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             Sixteen Weeks Ended
                                    -------------------------------------
                                    February 19, 2006   February 20, 2005
                                    -----------------   -----------------
REVENUES:                              $57,617,407         $57,270,828
COSTS AND EXPENSES:
Costs of Goods Sold                     14,933,621          14,511,976
Payroll and Benefits                    18,174,303          18,006,124
Other Operating Expenses                19,229,282          18,693,007
Pre-Opening Expenses                                             7,049
Administrative Expenses                  4,444,580           4,508,100
Impairment of Assets                       504,524
                                       -----------         -----------
Total Operating Expenses                57,286,310          55,726,256
                                       -----------         -----------
Operating Income                           331,097           1,544,572
Interest Expense                           823,853             706,002
Minority Interest in Income
   of Affiliated Partnerships                                   19,252
                                       -----------         -----------
INCOME (LOSS) BEFORE INCOME TAXES         (492,756)            819,318
INCOME TAXES (CREDIT)                     (461,000)            165,000
                                       -----------         -----------
NET INCOME (LOSS)                      $   (31,756)        $   654,318
                                       ===========         ===========
NET INCOME (LOSS) PER SHARE
   Basic                               $     (0.01)        $      0.26
                                       ===========         ===========
   Diluted                             $     (0.01)        $      0.25
                                       ===========         ===========
SHARES OUTSTANDING:
   Basic                                 2,548,866           2,514,171
                                       ===========         ===========
   Diluted                               2,548,866           2,576,853
                                       ===========         ===========

(See notes to interim unaudited condensed consolidated financial statements.)

                         MAX & ERMA'S RESTAURANTS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  Sixteen Weeks Ended
                                                         -------------------------------------
                                                         February 19, 2006   February 20, 2005
                                                         -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $   (31,756)       $    654,318
Depreciation and amortization                                 2,500,660           2,866,738
Minority interest in income of Affiliated Partnerships
                                                                                     19,252
Changes in other assets and liabilities                      (1,022,289)          1,183,473
                                                            -----------        ------------
Net cash provided by operating activities                     1,446,615           4,723,781
                                                            -----------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                           (1,540,695)         (2,206,230)
Net Increase in other assets                                      9,629            (125,763)
                                                            -----------        ------------
Net cash used by investing activities                        (1,531,066)         (2,331,994)
                                                            -----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations               (9,548,981)        (29,521,793)
Proceeds from long-term obligations                           9,448,000          27,672,488
Proceeds from exercise of stock options                          64,171             244,006
Debt issue costs                                                (56,147)            (39,384)
Distributions to Minority Interests in Affiliated
   Partnerships                                                                     (19,252)
                                                            -----------        ------------
Net cash used in financing activities                           (92,957)         (1,663,935)
                                                            -----------        ------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                (177,408)            727,852
CASH AT BEGINNING OF PERIOD                                   2,910,889           2,187,529
                                                            -----------        ------------
CASH AT END OF PERIOD                                       $ 2,733,481        $  2,915,381
                                                            ===========        ============
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
   Interest                                                 $ 1,310,659        $    974,994
   Income taxes                                             $    58,478        $    580,024
Non-cash activities:
   Property additions financed by accounts payable          $   288,117        $    330,684

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

     The Company and its Affiliated Partnership each have a 52-53 week fiscal year, which ends on the last Sunday in October. Fiscal 2006 and 2005 consist of 52 weeks and includes, one sixteen-week and three twelve-week quarters.

2.   New Financial Accounting Standards

     In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB No. 143, ("FIN 47"). FIN 47 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005. The Company has not yet completed its assessment of the impact of FIN 47 on its consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154)". SFAS 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

3.   Net Income Per Share

     Basic income per share amounts are based on the weighted average number of shares of common stock outstanding during the years presented. Diluted income per share amounts are based on the weighted average number of shares of common stock and dilutive stock options outstanding during the periods presented. Options to purchase 296,950 shares of common stock were outstanding at February 19, 2006, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the sixteen weeks ended February 19, 2006. Options to purchase 171,950 shares were outstanding at February 20, 2005, but were not included in the computation of diluted earnings per share because exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The difference between basic shares outstanding and diluted shares outstanding were as follows:

                          Sixteen             Sixteen
                        Weeks Ended         Weeks Ended
                     February 19, 2006   February 20, 2005
                     -----------------   -----------------
Basic Shares
   Outstanding           2,548,866           2,514,171
Dilutive Effect of
   Stock Options                --              62,682
                         ---------           ---------
Diluted Shares
   Outstanding           2,548,866           2,576,853
                         =========           =========

4.   Stock Options

     During the sixteen weeks ended February 19, 2006, the Company's stock option activity and weighted average exercise prices were as follows:

                                           Exercise
                                  Shares     Price
                                 -------   --------
Outstanding, October 30, 2005    221,950    $13.44
Granted                           80,196     11.80
Exercised                         (5,196)    (6.18)
                                 -------    ------
Outstanding, February 19, 2006   296,950    $13.13
                                 =======    ======

     Adoption of SFAS 123(R)

     Effective October 31, 2005 under the modified prospective method, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, a replacement of SFAS No. 123, Accounting For Stock-Based Compensation, and rescission of APB Option No. 25, Accounting for Stock Issued to Employees. This statement applies to all awards granted after the effective date and to modifications, repurchases, or cancellations of existing awards. Additionally, under this modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and 148 for pro forma basis only. Using the fair value method of SFAS No. 123, the weighted average fair value of options granted in fiscal 2004 and 2006 was $6.74 per share and $6.06 per share, respectively (none granted in 2005). The fair value of the option grants is estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0.0%, risk-free interest rate of 4.58%, expected volatilities assumed to be 18% and 40%, respectively, and expected lives of 7 years.

     The stock-based employee compensation expense for the sixteen weeks ended February 19, 2006 was $21,988 ($14,512 net of tax) leaving a remaining unrecognized compensation expense at February 19, 2006 of $432,871 to be recognized over a weighted average period of 4.7 years.

     Prior to the adoption of SFAS 123(R)

     During fiscal 2004 and fiscal 2005, the Company had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company had recorded no compensation expense for stock options because the exercise price of the stock options was equal to the fair market value of the underlying common stock at the date of grant. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, the effect on the Company's net income and earnings per share would have been as follows:

                                          Sixteen Weeks Ended
                                           February 20, 2005
                                          -------------------
Net income, as reported                        $654,318
Deduct: total stock-based compensation
   expense determined under the fair
   value method for all awards, net of
   related tax benefits
                                                 (5,107)
                                               --------
Pro forma net income                           $649,211
                                               ========
As reported earnings per common share:
   Basic                                       $   0.26
                                               ========
   Diluted                                     $   0.25
                                               ========
Pro forma earnings per common share:
   Basic                                       $   0.26
                                               ========
   Diluted                                     $   0.25
                                               ========

     SFAS 123(R) requires that forfeitures be estimated over the vesting period, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of SFAS 123(R) was not material.

5.   Asset Impairment

     During the first quarter of 2006, the Company recorded a $505,000 asset impairment charge related to the closing and write-off of restaurant assets at one restaurant. The charge consisted primarily of the payment of a $440,000 lease termination fee.

6.   Bank Covenants

     At February 19, 2006, the Company was not in compliance with the fixed charge coverage ratio, senior debt to EBITDA ratio, and financial ratio covenants of its bank loan agreement. The Company has obtained a waiver of the defaults for the period ended February 19, 2006, and has amended the covenants on a go forward basis. Accordingly, it has classified amounts due under its loan agreement as long-term obligations less amounts appropriately classified as current maturities.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We derive revenues and income from the operation and franchising of restaurants. Our Company-owned and franchised restaurants sell both food and alcoholic beverages (with the exception of two franchised locations that sell food only). Our restaurants are primarily located in the mid-west, within a 400 mile radius surrounding Columbus, Ohio, our Company's headquarters, and to a lesser extent in the southeast. Our franchised restaurants tend to be located on the outer edge of the mid-west, e.g., Philadelphia, Green Bay, and St. Louis, with selective markets or locations within the mid-west also operated by franchisees. In late 2005, we signed a ten-restaurant franchise development agreement for Las Vegas, Nevada.

     We generally lease the real estate for our restaurants and invest approximately $1.0 million dollars in furniture, fixtures, and equipment and building costs not totally funded by landlords. However in 2005, our average investment per new restaurant increased to $1,945,000 for the three company-owned restaurants opened in 2005 due to the fact that all three were ground leases and only one landlord made a building construction allowance. In 2006, we expect to lower our average cash investment to $750,000 or less as we expect that all new locations will be financed through sale-leaseback transactions where the lessor finances approximately 100% of the land and building costs. We anticipate that new restaurants will generate annual sales of approximately $2.6 million each and an average restaurant level profit of at least $300,000. Franchisees generally pay an initial franchise fee of $40,000 per location, plus an annual royalty of 4% of sales. We anticipate that each additional franchised location will pay annual royalties of approximately $100,000.

     The restaurant industry is very competitive. We typically compete favorably with several larger, national restaurant chains in most of our locations. Nonetheless the amount of competition is one of the most significant factors affecting the success of a restaurant location. While we seek out less competitive sites, highly successful locations quickly attract competition, which may affect sales. In late 2004 and into 2005, same-store sales turned negative. The most common reason for this decline in sales, on a restaurant by restaurant basis, is an increased level of competition near the restaurant. Other factors affecting same-store sales would be the economy, gasoline prices, and the quality of restaurant operations. At the start of 2006, we established a plan to increase average unit sales volumes by approximately 15% over a five-year period. This plan includes i) exiting lower sales volume restaurants generally at the end of leases if the outlook for sales improvement is low, ii) remodeling approximately five locations per year to our new prototype look, iii) opening of higher sales volume locations at a controlled pace (the last eight restaurant openings reported annualized sales of $2,651,000 during the first quarter of 2006) and iv) generating same-store sales increases from improved operations and effective marketing.

     Through most of 2004, our restaurants experienced margin pressure due to rising beef, chicken, produce, and dairy prices. In late 2004 and into 2005, we began to implement a series of menu specification changes and systematically re-bid a large number of inventory items. These moves, along with consolidating our chicken purchasing with one vendor at a then below market fixed price and a return to more normal costs for produce and dairy, resulted in a decline in cost of sales, as a percentage of revenues for 2005 as compared to a mid-2004 high point. Our approach to rising commodity prices has always been to cautiously raise prices every six months at a rate consistent with inflation and not over react to shorter-term price spikes. As a result of this policy, we have generally maintained a gradually declining cost of sales percentage. During the fourth quarter of 2005, we experienced some further reduction in the costs of sales percentage resulting from declining market prices for beef due to the lifting of the ban on importing Canadian beef. In the first quarter of 2006, cost of sales increased 60 basis points, as anticipated, due to the bundled discount built into our "Pick Three" menu promotion. When the promotion ended, cost of sales fell to approximately 25.3%, which was comparable to the first quarter of 2005.

     By late 2005, both cost of goods sold and payroll and benefits, as percentages of revenue, had declined and stabilized at acceptable levels. On the other hand, other operating expenses, as a percentage of revenues, had increased to 33.3% for all of fiscal 2005 and 33.4% for the first quarter of 2006. This category of expenses includes many expenses that are primarily fixed, such as rent, depreciation, real estate and personal property taxes, insurance, utilities, and repairs and maintenance. As our restaurants have experienced flat to slightly declining sales over the past 18 to 24 months, these expenses have risen as a percentage of revenues. To reduce these expenses, as a percentage of revenue, we believe we must increase average unit sales. We believe we can achieve this by the plan we put in place at the start of 2006. As a result of that plan, we closed one restaurant during the first quarter of 2006. This restaurant had annual sales approximately 60% below chain average. This, along with the recent remodeling of two locations to our new prototype look and several operational and marketing initiatives, reduced our same-store sales decline from negative 6.7% in the fourth quarter of 2005 to negative 1.7% in the first quarter of 2006. For the last nine weeks of the quarter, same-store sales were positive 0.7% or approximately $200,000. Average unit sales increased from $2,344,000 in 2005 to a first quarter annualized rate of $2,368,000.

     We have bank borrowings of approximately of $31.1 million. The related notes carry variable interest rates. As a result, our Company is exposed to a risk associated with rising interest rates. Rising interest rates in 2006 resulted in higher interest expense and reduced profitability. Further increases in interest rates could subject us to even higher interest expense during the remainder of 2006.

     Approximately two thirds of the outstanding balance under our loan agreement arose from the repurchase of our common stock. In late 1998, we began a repurchase program, which has resulted in the repurchase of approximately 2.2 million shares of our common stock primarily over a four-year period. We currently do not have an authorized stock repurchase program in place.

     We are currently committed to debt service and replacement capital expenditures totaling approximately $6.9 million per year. At current levels of profitability, cash flow after debt service and replacement capital expenditures may be less than $2.0 million annually. Because of this and limited availability of funds under our credit facility, we have reduced our expected growth rate to one to two restaurants in 2006. The availability of landlord construction allowances and the sale-leaseback of real estate, both of which result in a reduced cash investment per new restaurant, will affect our growth rate in 2006.

YEAR-TO-YEAR COMPARISONS AND ANALYSIS

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of revenues:

                                       Sixteen Weeks Ended
                              -------------------------------------
                              February 19, 2006   February 20, 2005
                              -----------------   -----------------
Revenues                            100.0%              100.0%
Cost of Goods Sold                  (25.9)              (25.3)
Payroll & Benefits                  (31.5)              (31.5)
Other Operating Expenses            (33.4)              (32.6)
Pre-Opening Expenses                   --                  --
Impairment of Assets                 (0.9)                 --
Administrative Expenses              (7.7)               (7.9)
Interest Expense                     (1.4)               (1.3)
Income Tax Credit (Expense)           0.8                (0.3)
                                    -----               -----
Net Income                            0.0%                1.1%
                                    =====               =====

REVENUES

     Revenues for the first quarter of 2006 increased $346,000 or 0.6% from the first quarter of 2005. The increase was a result of the opening of three restaurants during 2005, the effect of which was partially offset by i) the closing of two restaurants during 2005 and one during the first quarter of 2006 and ii) a $905,000 or 1.7% decline in sales at restaurants opened at least eighteen months. No new Company-owned or franchised restaurants opened during the first quarter of 2006. Franchise royalties increased 14% to $520,000 during the quarter, however, no franchise fees were recorded in 2006 as compared to $90,000 in the first quarter of 2005.

     During the second half of 2005 and into the first quarter of 2006, we have greatly curtailed the use of couponing and discounting. The retail value of discounted meals declined approximately $1,072,000 from the first quarter of 2005 to the first quarter of 2006. We believe the use of coupons does not build loyal repeat customers, but merely attracts price conscious diners and may hurt the image of our restaurants. In the short run, reduced discounting has contributed to customer count declines and negative same-store sales. We believe we can better achieve positive same-store sales by a return to community-oriented relationship based marketing and the use of limited time menu promotions that create a sense of urgency and reason to visit our restaurants. These limited time offers may combine an element of value with menu items that may only be available for a relatively short period of time.

     During the first quarter of 2006, we introduced our "Pick Three" limited time offer, which combined a starter, entree, and dessert for one price. Approximately one in eight customers purchased a "Pick Three" package during its inclusion in our menus. Same-store sales fluctuated during the quarter. Generally, same-store sales were negative when the current period was up against heavy usage of coupons in the prior year's period. As the coupons expired, sales comparisons turned positive. For the final nine weeks of the quarter, same-store sales were 0.7% positive compared to the same period last year.

     We expect to open one to two restaurants during the remainder of 2006. We were under contract to purchase one site at the end of the first quarter of 2006, with construction expected to commence during the second quarter. We were in some stage of negotiating for the purchase or lease of four additional locations, one of which could open in late 2006 or early 2007.

     We also expect continued increases in franchise fees and royalties. The number of franchised restaurants increased from twenty at the end of the first quarter of 2005 to twenty-two at the end of the first quarter of 2006. One franchised restaurant closed during the first quarter of 2006. One franchised restaurant was under construction in the Detroit, Michigan airport, at the end of the first quarter of 2006. In addition to the franchised restaurant under construction, we anticipate the opening of four additional franchised restaurants during 2006.

COSTS AND EXPENSES

     Cost of goods sold, as a percentage of revenues, increased from 25.3% for the first quarter of 2005 to 25.9% for the first quarter of 2006. The increase was a result of the bundled discount built into the "Pick Three" menu promotion. The typical "Pick Three" combination was sold with a cost approximately seven percentage points higher than our overall cost of sales. With approximately 12% of our customers selecting a "Pick Three" combination and with the promotion running for approximately three fourths of the quarter, it had the overall effect of increasing cost of goods sold by 50 to 60 basis points. Subsequent to the end of the promotion, cost of goods sold, as a percentage of revenues, fell to approximately 25.3%.

     Payroll and benefits as a percentage of revenues remained at 31.5% for both the first quarter of 2005 and the first quarter of 2006. During the first quarter of 2006, we incurred slightly higher health care and worker's compensation costs. Payroll costs were slightly below last year's level.

     Other operating expenses as a percentage of revenue increased from 32.6% for the first quarter of 2005 to 33.4% for the first quarter of 2006. The increase was essentially a result of an increase in utility costs of approximately $400,000.

     Pre-opening expenses, as a percentage of revenues, remained at 0% for the first quarter of 2005 and 2006 as no restaurants were opened during the first quarter of either year.

ASSET IMPAIRMENT

     During the first quarter of 2006, we recorded a $505,000 asset impairment charge related to the closing and write-off of restaurant assets at one restaurant. The charge consisted primarily of the payment of a $440,000 lease termination fee. The restaurant had operating losses of $146,000, including the cost of closing, during the first quarter of 2006.

ADMINISTRATIVE EXPENSES

     Administrative expenses, as a percentage of revenues, declined from 7.9% for the first quarter of 2005 to 7.7% for the first quarter of 2006. In dollar terms, administrative expenses decreased $64,000 or 1% from the first quarter of 2005 to the first quarter of 2006. The decrease was a result of overhead reductions put in place in late 2005 in response to reduced profitability and a slower growth rate.

INTEREST EXPENSE

     Interest expense increased 17% from the first quarter of 2005 to the first quarter of 2006 due primarily to an increase in the prime interest rate and LIBOR. Our interest rate is based upon the ratio of bank indebtedness plus future minimum rental commitments multiplied by 8 to earnings before interest, taxes, depreciation and amortization. Based upon results for fiscal 2004 and 2005, the interest rate under our credit agreement was LIBOR plus 3.5% or prime plus 3/4 percent for both the first quarters of 2005 and 2006. As a result of increases in prime and LIBOR, the interest rate under our revolving credit line was 8.25% at February 19, 2006, as compared to 6.25% at February 20, 2005. Through the use of an interest rate protection agreement, the interest rate on approximately 30% of our two term loans was essentially fixed at 9.9% at February 20, 2005. At February 19, 2006, the interest rate on the entire balance of the two term loans was 8.25% as the interest rate protection agreement expired October 31, 2005.

     Total interest bearing debt increased from $29.2 million at February 20, 2005 to $31.1 million at February 19, 2006. The increase was due to funding of construction costs incurred during 2005, less scheduled principal amortization. We capitalized $7,000 of construction period interest during the first quarter of 2005 and zero during the first quarter of 2006. There was no new construction activity during the first quarter of 2006.

INCOME TAXES

     Our effective tax rate was 20% for the first quarter of 2005. At lower levels of pre-tax income, the FICA tax on tips credit offsets a significant portion of our income tax expense. In the first quarter of 2006, we reported a tax credit of $461,000, which reflects the tax benefit of the reported loss before income taxes and the FICA tax on tips credit of approximately $300,000.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital ratio remained at 0.4 to 1 at October 30, 2005 and February 19, 2006. Historically, we have been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

     During the first quarter of 2006, we expended approximately $1,541,000 for property additions and $9,549,000 to reduce long-term obligations. Funds for such expenditures were provided primarily by $9,448,000 from proceeds of long-term obligations, $1,447,000 from operations and $177,000 from cash on hand. We routinely draw down and repay balances under our revolving credit agreement, the gross amounts of which are included in the above numbers.

     We intend to open one to two Max & Erma's restaurants during the remainder of 2006 and two per year thereafter. At February 19, 2006, we were contractually committed to the purchase of one site. Four additional sites had been approved and were in some stage of negotiations.

     The estimated cost to complete the restaurant that we are contractually committed to is approximately $2.8 million as of February 19, 2006. Additionally, we plan to remodel up to five restaurants per year at an estimated cost of $200,000 per remodel, depending upon the availability of funds. Funding for new restaurants and restaurant remodels is expected to be provided by cash flow from operations, the sale-leaseback of real estate, landlord construction allowances and our revolving credit line. At February 19, 2006, we had approximately $50,000 available under our $15.0 million revolving credit line and a $2.5 million sale-leaseback commitment. Typically, these have been the sources of funding for capital expenditures and we expect that they will remain so.

     In addition to expenditures for new restaurants, our other significant uses of cash are for fixed asset replacements and debt repayment. We expect to expend approximately $3.0 million and $3.9 million annually on fixed asset replacement and debt repayment, respectively. Expenditures for new restaurants, prior to signing the related contract to purchase or lease, and restaurant remodels are of a more discretionary nature and may be curtailed if cash flow from operations and other financing sources were diminished. While we have not experienced any problems in obtaining funding for new restaurants, in response to reduced operating margins and profitability, we have reduced our growth plans to one to two restaurants in 2006 so as to match our growth to available cash flow. Based upon the first 16 weeks of 2006, cash flow from operations is $1,447,000 (due to depreciation) which was slightly less than capital expenditures for the period. Accordingly, we believe our Company could operate at an approximate break even for an extended period of time and still generate adequate cash flow from operations to meet required debt repayment and fund necessary fixed asset replacements. The Company is in discussions with several lenders to provide additional financing. Proceeds of any financing would be used to pay down existing bank debt and provide working capital. However, there can be no assurances that any such financing will occur.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

     This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "plan," "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding lowering our average cash investment in new restaurants (paragraph 2), financing of new restaurants through sale-leaseback transactions (paragraphs 2 and 27), sales at new Company-owned restaurants (paragraph 2), royalties from new franchised locations (paragraph 2), the belief that increasing average unit sales will reduce other operating expenses, as a percentage of revenues (paragraph 5), the belief that the plan put in place at the start of 2006 will result in increased average unit sales (paragraph 5), the belief that coupon customers are not loyal customers (paragraph 11), the belief that we can achieve positive same-store sales through other types of marketing (paragraph 11), the expectation of future restaurant openings (paragraph 13 and 26), the expectation of increased franchise fees and royalties and the opening of franchised restaurants (paragraph 14), the estimated cost to complete restaurants currently under contract (paragraph 27), the source of funds for new restaurants and restaurant remodels (paragraph 27), and the expectation that we will expend $3.0 million and $3.9 million on fixed asset replacements and debt service, respectively (paragraph 28).

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our Company's primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit agreement, which permits borrowings up to $31.1 million.

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

                                        MAX & ERMA'S RESTAURANTS, INC.
                                        Registrant


                                        /s/ Todd B. Barnum
                                        ----------------------------------------
                                        Todd. B. Barnum
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


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

March 30, 2006
     Date

                                  EXHIBIT INDEX

Exhibit
   No.    Exhibit                                                       Page No.
-------   -------                                                       --------
31.1*     Rule 13a-14(a) Certification of Principal Executive Officer    Page __
31.2*     Rule 13a-14(a) Certification of Principal Financial Officer    Page __
32.1+     Section 1350 Certification of Principal Executive Officer      Page __
32.2+     Section 1350 Certification of Principal Financial Officer      Page __

* Filed with this report.

+ Furnished with this report.