Form 10-Q
period 2006-05-14
MAX & ERMAS RESTAURANTS INC
filed 2006-06-20
CIK 706471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 14, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-1154
MAX & ERMA’S RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1041397 (I.R.S. Employer identification no.)

4849 Evanswood Drive, Columbus, Ohio (Address of principal executive offices)	43229 (Zip Code)
Registrant’s telephone number, including area code: (614) 431-5800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 14, 2006, there were 2,551,974 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
MAX & ERMA’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 14, 2006
	(UNAUDITED)	October 30, 2005
ASSETS
Current Assets:
Cash	$3,121,525	$2,910,889
Inventories	1,206,800	1,401,368
Other Current Assets	2,473,507	2,387,896

Total Current Assets	6,801,832	6,700,153

Property – At Cost	105,316,493	104,292,729
Less Accumulated Depreciation and Amortization	52,154,852	48,686,165

Property – Net	53,161,641	55,606,564

Other Assets	13,002,180	11,550,568

Total	$72,965,653	$73,857,285

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current Maturities of Long-Term Obligations	$2,728,829	$4,227,282
Accounts Payable	4,219,315	5,589,058
Accrued Payroll and Related Taxes	2,681,753	2,718,540
Accrued Liabilities	5,988,194	6,197,616

Total Current Liabilities	15,618,091	18,732,496

Long-Term Obligations – Less Current Maturities	43,785,312	41,817,482

Stockholders’ Equity:
Preferred Stock – $.10 Par Value; Authorized 500,000 Shares – None Outstanding
Common Stock – $.10 Par Value; Authorized 5,000,000 Shares, Issued and Outstanding 2,551,974 Shares At 05/14/06 and 2,546,778 Shares at 10/30/05	255,196	254,677
Additional Paid-In Capital	802,720	678,225
Retained Earnings	12,504,334	12,374,405

Total Stockholders’ Equity	13,562,250	13,307,307

Total	$72,965,653	$73,857,285

(See notes to interim unaudited condensed consolidated financial statements.)

MAX & ERMA’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	May 14, 2006	May 15, 2005	May 14, 2006	May 15, 2005
REVENUES:	$42,781,321	$43,024,863	$100,398,728	$100,295,691

COSTS AND EXPENSES:
Costs of Goods Sold	10,819,642	11,098,173	25,753,263	25,610,149
Payroll and Benefits	13,773,438	13,844,390	31,947,741	31,850,514
Other Operating Expenses	14,116,571	14,362,187	33,345,853	33,055,194
Pre-Opening Expenses	8,149	116,989	8,149	124,038
Impairment of Assets		1,450,000	504,524	1,450,000
Administrative Expenses	3,408,131	3,413,598	7,852,711	7,921,698

Total Operating Expenses	42,125,931	44,285,337	99,412,241	100,011,593

Operating Income (Loss)	655,390	(1,260,474)	986,487	284,098
Interest Expense	646,202	538,233	1,470,055	1,244,235
Minority Interest in Income of Affiliated Partnerships	38,503		38,503	19,252

LOSS BEFORE INCOME TAXES	(29,315)	(1,798,707)	(522,071)	(979,389)

INCOME TAXES (CREDIT)	(191,000)	(855,000)	(652,000)	(690,000)

NET INCOME (LOSS)	$161,685	$(943,707)	$129,929	$(289,389)

NET INCOME (LOSS) PER SHARE
Basic	$.06	$(0.37)	$0.05	$(0.11)

Diluted	$.06	$(0.37)	$0.05	$(0.11)

SHARES OUTSTANDING:
Basic	2,551,974	2,549,083	2,550,198	2,529,133

Diluted	2,556,195	2,549,083	2,559,169	2,529,133

(See notes to interim unaudited condensed consolidated financial statements.)

MAX & ERMA’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Twenty-eight Weeks Ended
	May 14, 2006	May 15, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$129,929	$(289,389)
Depreciation and amortization	4,359,082	4,608,310
Loss on Disposition of Assets	148,647	112,122
Impairment of Assets	45,598	1,011,000
Minority interest in income of Affiliated Partnerships	38,503	19,252
Changes in other assets and liabilities	(2,452,488)	362,553

Net cash provided by operating activities	2,269,271	5,823,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(2,326,157)	(4,258,270)
Decrease in other assets	24,764	75,283

Net cash used by investing activities	(2,301,393)	(4,182,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations	(24,943,097)	(42,536,563)
Proceeds from long-term obligations	25,767,000	40,557,697
Proceeds from exercise of stock options	64,171	259,694
Debt issue costs	(606,813)	(40,950)
Distributions to minority interests in Affiliated Partnerships	(38,503)	(19,252)

Net cash provided by (used by) financing activities	242,758	(1,779,374)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	210,636	(138,513)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,910,889	2,187,529

CASH AND EQUIVALENTS AT END OF PERIOD	$3,121,525	$2,049,016

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest (net of $5,000 and $41,000 capitalized in 2006 and 2005)	$1,550,922	$1,517,224
Income taxes	$12,188	$342,539
Non-cash activities:
Property additions financed by accounts payable	$553,583	$1,818,048
(See notes to interim unaudited condensed consolidated financial statements.)

MAX & ERMA’S RESTAURANTS, INC.
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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB No. 143”, (“FIN 47”). FIN 47 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005. The Company has not yet completed its assessment of the impact of FIN 47 on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

In October 2005, the FASB issued FASB Staff Position (FSP) 13-1, “Accounting for Rental Costs Incurred during a Construction period.” The guidance requires the rental costs recognized for ground or building operating leases during the construction period be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The Company will prospectively change its policy from capitalization to expensing beginning in fiscal 2006. The adoption of the FSP 13-1 will result in an increase of approximately $60,000 in preopening expenses for each new restaurant opened.

3.	Net Income Per Share

Basic income per share amounts are based on the weighted average number of shares of common stock outstanding during the years presented. Diluted income per share amounts are based on the weighted average number of shares of common stock and dilutive stock options outstanding during the periods presented. Options to purchase 305,950 shares of common stock were outstanding at May 14, 2006, but options to purchase 296,979 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 231,950 shares of common stock were outstanding at May 15, 2005, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the quarter and year-to-date periods and, therefore, the effect would be antidilutive. The difference between basic shares outstanding and diluted shares outstanding were as follows:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	May 14, 2006	May 15, 2005	May 14, 2006	May 15, 2005
Basic Shares Outstanding	2,551,974	2,549,083	2,550,198	2,529,133

Dilutive Effect of Stock Options	4,221		8,971

Diluted Shares Outstanding	2,556,195	2,549,083	2,559,169	2,529,133

4.	Stock Options

During the twenty-eight weeks ended May 15, 2006, the Company’s stock option activity and weighted average exercise prices were as follows:

	Shares	Exercise Price
Outstanding, October 30, 2005	221,950	$13.44
Granted	95,196	11.67
Forfeited	(6,000)	(16.50)
Exercised	(5,196)	(6.18)

Outstanding, May 14, 2006	305,950	$12.95

Adoption of SFAS 123(R)

Effective October 31, 2005 under the modified prospective method, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, a replacement of SFAS No. 123, Accounting For Stock-Based Compensation, and rescission of APB Option No. 25, Accounting for Stock Issued to Employees. This statement applies to all awards granted after the effective date and to modifications, repurchases, or cancellations of existing awards. Additionally, under this modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and 148 for pro forma basis only. Using the fair value method of SFAS No. 123, the weighted average fair value of options granted in fiscal 2004 and 2006 was $6.27 per share and $4.49 per share, respectively (none granted in 2005). The fair value of the option grants is estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rate of 3.8% and 4.59%, respectively, expected volatilities assumed to be 28% and 31%, respectively, and expected lives of 3.5 to 10 years.

The stock-based employee compensation expense for the twelve weeks ended May 14, 2006 was $24,281 ($15,783 net of tax) and for the twenty-eight weeks ended May 14, 2006 was $46,269 ($30,075 net of tax) leaving a remaining unrecognized compensation expense at May 14, 2006 of $357,775 to be recognized over a weighted average period of 3.9 years.

Prior to the adoption of SFAS 123(R)

During fiscal 2004 and fiscal 2005, the Company had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company had recorded no compensation expense for stock options because the exercise price of the stock options was equal to the fair market value of the underlying common stock at the date of grant. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, the effect on the Company’s net income and earnings per share would have been as follows:

	Twelve Weeks Ended	Twenty-eight Weeks Ended
	May 15, 2005	May 15, 2005
Net income (loss), as reported	$(943,707)	$(289,389)

Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits	(1,277)	(6,384)

Pro forma net income (loss)	$(944,984)	$(295,773)

As reported earnings per common share:
Basic	$(0.37)	$(0.11)

Diluted	$(0.37)	$(0.11)

Pro forma earnings per common share:
Basic	$(0.37)	$(0.12)

Diluted	$(0.37)	$(0.12)

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

During the second quarter of fiscal 2005, the Company recorded a $1,450,000 asset impairment charge. The charge consisted of $1,260,000 (including $439,000 of cash charges) related to six under-performing restaurants for the write-down of restaurant assets based on a discounted cash flow analysis and the payment to a landlord to obtain a release from one of the leases. Two of the restaurants were closed in 2005. The Company also expensed $190,000 to write-off costs associated with the proposed deregistration of its common stock which was terminated in 2005.

6.	Debt Restructuring

On May 5, 2006, the Company amended its bank loan agreement and issued a $7.0 million, interest-only senior subordinated note to an unrelated party. The note bears interest, payable quarterly, at a fixed rate of 14.5% with principal due May 1, 2012. The net proceeds of approximately $6.5 million were used to pay off a $2.4 million bank note that had required annual principal payments of $1.5 million through December 2007, reduce borrowings under the Company’s revolving credit line by $2.8 million and increase working capital by $1.3 million. As a result, the outstanding borrowings under the Company’s new revolving credit agreement were reduced to a $12.8 million five-year term loan, requiring quarterly principal payments of $600,000 and approximately $12.2 million outstanding under a $15.0 million revolving credit line. Both the term loan and revolving credit line bear interest, payable quarterly, at prime +3/4% or LIBOR plus 3.5% at the Company’s option, with the outstanding balance under both loans due March 1, 2011. Both the bank loan agreement and the subordinated note agreement require the maintenance of certain financial covenants. The Company was in compliance with all covenants at May 14, 2006.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
          We derive revenues and income from the operation and franchising of restaurants. Our Company-owned and franchised restaurants sell both food and alcoholic beverages (with the exception of two franchised locations that sell food only). Our restaurants are primarily located in the midwest, within a 400 mile radius surrounding Columbus, Ohio, our Company’s headquarters, and to a lesser extent in the southeast. Our franchised restaurants tend to be located on the outer edge of the midwest, e.g., Philadelphia, Green Bay, and St. Louis, with selective markets or locations within the midwest also operated by franchisees. In late 2005, we signed a ten-restaurant franchise development agreement for Las Vegas, Nevada. In 2006, we have signed single unit franchise agreements for restaurants to be located in the Virginia Beach Doubletree Hotel and the Norfolk Hilton Hotel.
          We generally lease the real estate for our restaurants and invest approximately $1.0 million dollars in furniture, fixtures, and equipment and building costs not totally funded by landlords. However in 2005, our average investment per new restaurant increased to $1,945,000 for the three company-owned restaurants opened in 2005 due to the fact that all three were ground leases and only one landlord made a building construction allowance. In 2006 and beyond, we expect to lower our average cash investment to $750,000 or less as we expect that all new locations will be financed through sale-leaseback transactions where the lessor finances approximately 100% of the land and building costs. We anticipate that new restaurants will generate annual sales of approximately $2.6 million each and an average restaurant level profit of at least $300,000. Franchisees generally pay an initial franchise fee of $40,000 per location, plus an annual royalty of 4% of sales. We anticipate that each additional franchised location will pay annual royalties of approximately $100,000.
          The restaurant industry is very competitive. We typically compete favorably with several larger, national restaurant chains in most of our locations. Nonetheless the amount of competition is one of the most significant factors affecting the success of a restaurant location. While we seek out less competitive sites, highly successful locations quickly attract competition, which may affect sales. In late 2004 and into 2005, same-store sales turned negative. The most common reason for this decline in sales, on a restaurant by restaurant basis, is an increased level of competition near the restaurant. Other factors that affect same-store sales are the economy, gasoline prices, the quality of restaurant operations and reduced discounting. At the start of 2006, we established a plan to increase average unit sales volumes by approximately 15% over a five-year period. This plan includes i) exiting lower sales volume restaurants generally at the end of leases if the outlook for sales improvement is low, ii) remodeling approximately five locations per year to our new prototype look, iii) opening higher sales volume locations at a controlled pace (the last eight restaurant openings reported annualized sales of $2,640,000 during the first twenty-eight weeks of 2006) and iv) generating same-store sales increases from improved operations and effective marketing.
          Through most of 2004, our restaurants experienced margin pressure due to rising beef, chicken, produce, and dairy prices. In late 2004 and into 2005, we began to implement a series of menu specification changes and systematically re-bid a large number of inventory items. These moves, along with consolidating our chicken purchasing with one vendor at a then below market fixed price and a return to more normal costs for produce and dairy, resulted in a decline in cost of sales, as a percentage of revenues for 2005 as compared to a mid-2004 high point. Our approach to rising commodity prices has always been to cautiously raise prices every six months at a rate consistent with inflation and not over react to shorter-term price spikes. As a result of this policy, we have generally maintained a gradually declining cost of sales percentage. During the fourth quarter of 2005, we experienced some further reduction in the costs of sales percentage resulting from declining market prices for beef due to the lifting of the ban on importing Canadian beef. In the first quarter of 2006, cost of sales increased 60 basis points, as anticipated, due to the bundled discount built into our “Pick Three” menu promotion. When the promotion ended, cost of sales fell to approximately 25.3% and remained at that level through the second quarter of 2006.
          By late 2005, both cost of goods sold and payroll and benefits, as percentages of revenue, had declined and stabilized at acceptable levels, although rising health care costs continues to put pressure on benefits costs. However, other operating expenses, as a percentage of revenues, had increased to 33.3% for all of fiscal 2005 and 33.2% for the first half of 2006. This category of expenses includes many expenses that are primarily fixed, such as rent, depreciation, real estate and personal property taxes, insurance, utilities, and repairs and maintenance. As our restaurants have experienced flat to slightly declining sales over the past 18 to 24 months, these expenses have risen as a percentage of revenues. To reduce these expenses, as a percentage of revenue, we believe we must increase average unit sales. We believe we can achieve this by the plan we put in place at the start of 2006. As a result of that plan, we closed one restaurant during the first quarter of 2006. This restaurant had annual sales approximately 60% below chain average. This, along with the recent remodeling of two locations to our new prototype look and several operational and marketing initiatives, reduced our same-store sales decline from negative 6.7% in the fourth quarter of 2005 to negative 2.4% for the first half of 2006. Average unit sales increased from $2,344,000 in 2005 to a first half 2006 annualized rate of $2,360,000.
          We have borrowings of approximately of $32.0 million. Three fourths of the related notes carry variable interest rates. As a result, our Company is exposed to a risk associated with rising interest rates. Rising interest rates in 2006 resulted in higher interest expense and reduced profitability. Further increases in interest rates could subject us to even higher interest expense during the remainder of 2006. The remaining debt is a $7.0 million senior subordinated note issued on May 5, 2006. The note carries a fixed interest rate of 14.5%. The principal balance of the note is due May 5, 2012. Net proceeds of the note were used to pay off a $2.4 million bank note that required annual principal payments of $1.5 million, reduce the outstanding balance under our revolving credit line and increase working capital. Due to the higher interest rate on this note, the net reduction in annual debt service (principal and interest) should be approximately $1.1 million.
          Approximately two thirds of our total borrowings are due to the repurchase of our common stock. In late 1998, we began a repurchase program, which has resulted in the repurchase of approximately 2.2 million shares of our common stock primarily over a four-year period. We currently do not have an authorized stock repurchase program in place.
          At current levels of profitability, cash flow after debt service and replacement capital expenditures may be less than $3.0 million annually. Because of this and limited availability of funds under our credit facility, we had reduced our expected growth rate in 2006 to one to two restaurants. As a result of the reduced debt service resulting from our second quarter 2006 debt restructuring and the increased availability under our credit line, we anticipate an increased growth rate in 2007 to two to three restaurants. Subsequent to the restructuring, we are committed to annual debt service and replacement capital expenditures totaling approximately $6.4 million per year. The availability of landlord construction allowances and the sale-leaseback of real estate, both of which result in a reduced cash investment per new restaurant, will affect our future growth rate.

YEAR-TO-YEAR COMPARISONS AND ANALYSIS
RESULTS OF OPERATIONS
The following table sets forth our operating results as a percentage of revenues:

	Twelve	Twelve	Twenty-eight	Twenty-eight
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	May 14, 2006	May 15, 2005	May 14, 2006	May 15, 2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	(25.3)	(25.8)	(25.7)	(25.5)
Payroll & Benefits	(32.2)	(32.2)	(31.8)	(31.8)
Other Operating Expenses	(33.0)	(33.4)	(33.2)	(33.0)
Pre-Opening Expenses	—	(0.3)	—	(0.1)
Impairment of Assets	—	(3.4)	(0.5)	(1.4)
Administrative Expenses	(7.9)	(7.9)	(7.8)	(7.9)
Interest Expense	(1.5)	(1.2)	(1.5)	(1.2)
Minority Interest	(0.1)	—	—	—
Income Tax Credit	0.4	2.0	0.6	0.7

Net Income	0.4%	(2.2)%	0.1%	(0.2)%

REVENUES
          Revenues for the second quarter of 2006 decreased $244,000 or less than 1.0% from the second quarter of 2005. The decrease was a result of i) the closing of two restaurants during 2005 and one during the first quarter of 2006 and ii) a $1,309,000 or 3.3% decline in sales at restaurants opened at least eighteen months, the effect of which was significantly offset by the opening of three higher sales volume restaurants in 2005 and a 19% increase in franchise fees and royalties to $420,000 during the quarter. No Company-owned restaurants opened during the quarter. One franchised restaurant opened in the Detroit Airport.
          Year-to-date revenues increased $103,000 or less than 1.0% for 2005 to 2006. The slight increase was a result of the three restaurants that opened in 2005, which was offset by the restaurant closing referred to above and a $2,214,000 or 2.4% decline in same-store sales from 2005 to 2006. Year-to-date franchise royalties increased 13% to $914,000, but franchise fees fell from $90,000 in 2005 to $25,000 in 2006 due to fewer franchised restaurant openings in 2006.
          During the second half of 2005 and through the first half of 2006, we have greatly curtailed the use of couponing and discounting. The retail value of discounted, “given away,” meals declined approximately $1.9 million from the first half of 2005 to the first half of 2006. We believe the use of coupons does not build loyal repeat customers, but merely attracts price conscious diners and may hurt the image of our restaurants. In the short run, reduced discounting has contributed to customer count declines and negative same-store sales. We believe we can better achieve positive same-store sales by a return to community-oriented relationship based marketing and the use of limited time menu promotions that create a sense of urgency and reason to visit our restaurants. These limited time offers may combine an element of value with menu items that may only be available for a relatively short period of time. We believe that a significant factor in the year-to-date same-store sales decline is lost sales associated with reduced couponing.
          We expect to open one restaurant during the remainder of 2006. We are under contract to purchase one site at the end of the second quarter of 2006, with construction expected to commence during the third quarter. We are negotiating for the purchase of one additional location, but believe a total of two to three restaurants will open in 2007.
          We also expect continued increases in franchise fees and royalties. The number of franchised restaurants increased from twenty at the end of the second quarter of 2005 to twenty-three at the end of the second quarter of 2006. One franchised restaurant closed during the first half of 2006 and one franchised restaurant opened in the Detroit, Michigan airport, during the first half of 2006. We anticipate the opening of three additional franchised restaurants during the second half of 2006.
COSTS AND EXPENSES
          Cost of goods sold, as a percentage of revenues, decreased from 25.8% for the second quarter of 2005 to 25.3% for the second quarter of 2006. The decrease was a result declining market prices for beef, chicken and dairy products and an approximate 2% menu price increase over last year. Year-to-date cost of goods sold, as a percentage of revenues increased from 25.5% for 2005 to 25.7% for 2006. The increase was a result of the bundled discounts built into the “Pick Three” menu promotion that ran during the first quarter of 2006. The typical “Pick Three” combination was sold with a cost approximately seven percentage points higher than our overall cost of sales. With approximately 12% of our customers selecting a “Pick Three” combination and with the promotion running for approximately ten weeks, it had the overall effect of increasing cost of goods sold by 25 to 30 basis points for the year-to-date period. Subsequent to the end of the promotion, cost of goods sold, as a percentage of revenues, fell to approximately 25.3% and remained there through the second quarter.
          Payroll and benefits, as a percentage of revenues remained at 32.2% for both the second quarter of 2005 and the second quarter of 2006. For both the quarter and year-to-date periods, higher benefits expense, primarily health care, offset lower payroll costs.
          Other operating expenses, as a percentage of revenue decreased from 33.4% for the second quarter of 2005 to 33.0% for the second quarter of 2006. The decrease was a result of reduced advertising in the second quarter of 2006, the effect of which was partially offset by rising utility costs. Year-to-date, other operating expenses increased from 33.0% for 2005 to 33.2% for 2006. The increase was entirely due to a $524,000 or 14% increase in utilities from 2005 to 2006 which offset other cost savings.

          Pre-opening expenses, as a percentage of revenues, declined from 0.3% for the second quarter of 2005 and from 0.1% for 2005 year-to-date to 0% for both the second quarter of 2006 and year-to-date 2006 as no restaurants were opened during 2006.
ASSET IMPAIRMENT
          During the first quarter of 2006, we recorded a $505,000 asset impairment charge related to the closing and write-off of restaurant assets at one restaurant. The charge consisted primarily of the payment of a $440,000 lease termination fee. The restaurant had operating losses of $146,000, including the cost of closing, during the first quarter of 2006.
          During the second quarter of 2005, we recorded a $1.45 million asset impairment charge related to six under performing restaurants and to write off costs associated with the proposed deregistration of our common stock. We expensed $1.26 million for the write down of restaurant assets at the six restaurants and for payment to a landlord to obtain a release from one of the leases. We subsequently closed two of the restaurants during the third quarter of 2005. The closed restaurants were both within three years of the end of their lease terms. Through the first twenty-eight weeks of 2005, the two restaurants that were closed had operating losses of $300,000. We currently expect to operate the other four restaurants through the remainder of their lease terms, but may consider a sale or sub-lease of any of the locations. The restaurant assets at these restaurants were written down to a fair value based upon future discounted cash flows.
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
ADMINISTRATIVE EXPENSES
          Administrative expenses, as a percentage of revenues, remained relatively stable at 7.9% over the periods reported. In dollar terms, administrative expenses decreased slightly for both the quarter and year-to-date periods. The decreases were a result of overhead reduction put in place in late 2005, the effect of which was partially offset by higher benefit expense for corporate employees, primarily health care costs.

INTEREST EXPENSE
          Interest expense increased 20% from the second quarter of 2005 to the second quarter of 2006 and year-to-date 18% from 2005 to 2006 due primarily to an increase in the prime interest rate and LIBOR. The interest rate under our revolving credit agreement is based upon the ratio of bank indebtedness plus future minimum rental commitments multiplied by 8 to earnings before interest, taxes, depreciation and amortization. Based upon results for fiscal 2004 and 2005, the interest rate under our credit agreement was LIBOR plus 3.5% or prime plus 3/4 percent for both 2005 and 2006. As a result of increases in prime and LIBOR, the interest rate under our revolving credit line was 8.5% at May 14, 2006, as compared to 6.75% at May 15, 2005. Through the use of an interest rate protection agreement, the interest rate on approximately 30% of our two term loans was essentially fixed at 9.9% at May 15, 2005. The interest rate on the balance of the two term loans was 6.75%. The interest rate protection agreement expired October 31, 2005. As a result of our May 5, 2006 debt restructuring, one of our two term loans was paid in full at May 14, 2006. The interest rate on both the second term loan, with a $12.8 million balance and our revolving credit line with a $12.2 million balance, was 8.5% at May 14, 2006. The interest rate on the $7.0 million senior subordinated note issued May 5, 2006 was fixed at 14.5%. As a result of the higher interest rate on our senior subordinated note, we anticipate an approximate 20% increase in our interest expense during the remainder of 2006 and into 2007.
          Total interest bearing debt increased from $29.1 million at May 15, 2005 to $32.0 million at May 14, 2006. The increase was due to funding of construction costs incurred during 2005, less scheduled principal amortization. We capitalized $5,000 of construction period interest during the first 28 weeks of 2006 versus $41,000 during the first 28 weeks of 2005.
INCOME TAXES
          For the first 28 weeks of 2006, we reported a tax credit of $652,000, which reflects the tax benefit of the reported loss before income taxes and the FICA tax on tips credit of approximately $475,000. For 2005, we recorded a tax credit of $690,000 which reflects the tax benefit of the reported loss before income taxes and the FICA tax on tips credit of approximately $357,000. We believe we have appropriately estimated the effect of this credit on our tax provisions. However, unusual fluctuation in pre-tax income or a pre-tax loss make this a difficult calculation and may cause our effective tax rate or tax credits to vary from quarter to quarter.
LIQUIDITY AND CAPITAL RESOURCES
          Our working capital ratio remained at 0.4 to 1 at October 30, 2005 and May 14, 2006. Historically, we have been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.

          During the first 28 weeks of 2006, we expended approximately $2,326,000 for property additions and $24,943,000 to reduce long-term obligations and increased cash on hand $210,000. Funds for such expenditures were provided primarily by $25,767,000 from proceeds of long-term obligations and $2,269,000 from operations. We routinely draw down and repay balances under our revolving credit agreement, the gross amounts of which are included in the above numbers.
          We intend to open one Max & Erma’s restaurant during the remainder of 2006 and two to three in 2007. At May 14, 2006, we were contractually committed to the purchase of one site. The estimated cost to complete that restaurant is approximately $2.8 million as of May 14, 2006. Additionally, we plan to remodel up to five restaurants per year at an estimated cost of $200,000 per remodel. Funding for new restaurants and restaurant remodels is expected to be provided by cash flow from operations, the sale-leaseback of real estate, landlord construction allowances and our revolving credit line. At May 14, 2006, we had approximately $2.8 million available under our $15.0 million revolving credit line and a $2.5 million sale-leaseback commitment. Typically, these have been the sources of funding for capital expenditures and we expect that they will remain so.
          In addition to expenditures for new restaurants, our other significant uses of cash are for fixed asset replacements and debt repayment. We expect to expend approximately $4.0 million and $2.4 million annually on fixed asset replacement and debt repayment, respectively. Expenditures for new restaurants, prior to signing the related contract to purchase or lease, and restaurant remodels are of a more discretionary nature and may be curtailed if cash flow from operations and other financing sources were diminished. Based upon the first 28 weeks of 2006, cash flow from operations is $2,269,000 (due to depreciation) which was slightly less than capital expenditures for the period. Accordingly, we believe our Company could operate at an approximate break even for an extended period of time and still generate adequate cash flow from operations to meet required debt repayment and fund necessary fixed asset replacements.
          In the second quarter of 2006, we completed a restructuring of our long-term debt. The restructuring consisted of an amendment to our bank loan agreement and the issuance of a $7.0 million, interest only, senior subordinated note. The net proceeds of approximately $6.5 million were used to payoff a $2.4 million bank note, reduce borrowings under our revolving credit line by $2.8 million and increase working capital by $1.3 million. As a result, annual principal payments under our bank loan agreement have been reduced from $3.9 million to $2.4 million and the outstanding balance under our $15.0 million revolving credit line has been reduced to $12.2 million at May 14, 2006. Under the amended bank loan agreement, the due date for both the term loan and revolving credit line has been extended to March 1, 2011. The senior subordinated note is due in full May 1, 2012. We believe this debt restructuring will help us to accelerate the rate of restaurant remodelings and new restaurant development.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
          Management’s Discussion and Analysis of Operations and Financial Condition discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, our management evaluates its estimates and judgments. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.
Derivative Instruments
Our Company utilizes interest rate swap agreements to manage interest rate exposure on floating-rate obligations. We do not use derivative instruments unless there is an underlying exposure and, therefore, do not use derivative instruments for trading or speculative purposes. We assess hedge effectiveness at each financial reporting date.
Same-Store Sales
Our Company discloses certain information regarding the performance of certain restaurants in operation at least 18 consecutive months in our management’s discussion and analysis. We exclude restaurants from this calculation that do not meet this definition. In addition, restaurants are excluded when unusual events or circumstances outside our control significantly change the business of the restaurant.
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
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
          This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “plan,” “anticipate,” “believe,” “expect,” “estimate,” and “project” and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward- looking statements in this MD&A include statements regarding lowering our average cash investment in new restaurants (paragraph 2), financing of new locations through sale-leaseback transactions (paragraph 2), annual sales at new Company-owned locations (paragraph 2), royalties from new franchised locations (paragraph 2), the belief that increasing average unit sales will reduce other operating expenses, as a percentage of revenues (paragraph 5), the belief that the plan put in place at the start of 2006 will result in increased average unit sales (paragraph 5), our anticipated increase in our growth rate as a result of our debt restructuring (paragraph 8), the belief that coupon customers are not loyal customers (paragraph 12), the belief that we can achieve positive same-store sales through other types of marketing (paragraph 12), the belief that reduced couponing in 2006 is a significant factor causing our year-to-date same-store sales decline (paragraph 12), the expectation of future restaurant openings (paragraph 13 and 28), the expectation of increased franchise fees and royalties and the opening of franchised restaurants (paragraph 14), the expectation that we will continue to operate restaurants associated with the second quarter 2005 impairment charge (paragraph 20), the anticipated increase in interest expense (paragraph 23), the belief that we have appropriately estimated the effect of the FICA tax on tips credit (paragraph 25), the estimated cost to complete restaurants currently under contract (paragraph 28), the source of funds for new restaurants and restaurant remodels (paragraph 28), and the expectation that we will expend $4.0 million and $2.4 million on fixed asset replacements and debt service, respectively (paragraph 29), the belief that we could operate at a break even for an extended period of time and still generate sufficient cash flow to meet our cash needs (paragraph 29), the belief that second quarter 2006 debt restructuring will allow us to accelerate restaurant remodelings and new restaurant development (paragraph 30).
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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Our Company’s primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit agreement, which permits borrowings up to $27.8 million.
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
Item 4 – CONTROLS AND PROCEDURES
          Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
          As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
     Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended May 14, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company held its Annual Meeting of Stockholders on March 14, 2006 for the purpose of (i) electing two class II directors for three-year terms expiring in 2009 or until their successors are duly elected and qualified and (ii) ratifying Deloitte & Touche LLP as the Company’s independent public accountants for the 2006 fiscal year. A total of 2,450,411 shares were represented in person or by proxy at the Annual Meeting. The number of shares that were voted for, and that were withheld from, each of the director nominees is as follows:

Director Nominee	For	Withheld
Donal H. Malenick	1,310,430	0
Mark F. Emerson	1,310,430	0
Timothy C. Robinson	1,040,219	99,762
Robert A. Rothman	1,020,307	119,674
     Thus, Messrs. Malenick and Emerson were duly elected Class II directors to serve for three-year terms expiring in 2009 or until their successors are duly elected and qualified. The terms of Class III directors William E. Arthur, Todd B. Barnum and Thomas R. Green, and Class I directors Michael D. Murphy and William C. Niegsch, Jr. continued after the Annual Meeting. Mr. Arthur subsequently resigned on June 12, 2006 and Mr. Murphy died on March 21, 2006.
     Additionally, Deloitte & Touche LLP was ratified as the Company’s independent public accountants for the 2006 fiscal year by a vote of 1,964,147 shares for 1,058 against and 8,617 shares abstained. There were no broker non-votes on the matter.
Item 6 – EXHIBITS
Exhibit 31.1* — Rule 13a-14(a) Certification of Principal Executive Officer
Exhibit 31.2* — Rule 13a-14(a) Certification of Principal Financial Officer
Exhibit 32.1+ — Section 1350 Certification of Principal Executive Officer
Exhibit 32.2+ — Section 1350 Certification of Principal Financial Officer

*	Filed with this report.

+	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAX & ERMA’S RESTAURANTS, INC.
Registrant

/s/ Todd B. Barnum

Todd. B. Barnum
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ William C. Niegsch, Jr.

William C. Niegsch, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)
June 21, 2006
Date

EXHIBIT INDEX

Exhibit No.	Exhibit	Page No.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer	Page 23

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer	Page 25

32.1+	Section 1350 Certification of Principal Executive Officer	Page 27

32.2+	Section 1350 Certification of Principal Financial Officer	Page 28

*	Filed with this report.

+	Furnished with this report.