Form 10-Q
period 2006-08-06
MAX & ERMAS RESTAURANTS INC
filed 2006-09-13
CIK 706471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 6, 2006
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
Large accelerated filer   ☐      Accelerated filer   ☐      Non-accelerated filer   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☑
As of August 6, 2006, there were 2,551,974 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
MAX & ERMA’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 6, 2006
	(UNAUDITED)	October 30, 2005
ASSETS
Current Assets:
Cash	$2,223,064	$2,910,889
Inventories	1,274,540	1,401,368
Other Current Assets	2,435,441	2,387,896

Total Current Assets	5,933,045	6,700,153

Property — At Cost	103,482,974	104,292,729
Less Accumulated Depreciation and Amortization	51,329,985	48,686,165

Property — Net	52,152,989	55,606,564

Other Assets	13,409,524	11,550,568

Total	$71,495,558	$73,857,285

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current Maturities of Long-Term Obligations	$2,729,519	$4,227,282
Accounts Payable	4,426,117	5,589,058
Accrued Payroll and Related Taxes	2,536,881	2,718,540
Accrued Liabilities	5,450,156	6,197,616

Total Current Liabilities	15,142,673	18,732,496

Long-Term Obligations — Less Current Maturities	43,057,114	41,817,482

Stockholders’ Equity:
Preferred Stock — $.10 Par Value; Authorized 500,000 Shares — None Outstanding
Common Stock — $.10 Par Value; Authorized 5,000,000 Shares, Issued and Outstanding 2,551,974 Shares At 08/6/06 and 2,546,778 Shares at 10/30/05	255,196	254,677
Additional Paid-In Capital	831,426	678,225
Retained Earnings	12,209,149	12,374,405

Total Stockholders’ Equity	13,295,771	13,307,307

Total	$71,495,558	$73,857,285

(See notes to interim unaudited condensed consolidated financial statements.)

MAX & ERMA’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Twelve Weeks Ended		Forty Weeks Ended
	August 6, 2006	August 7, 2005	August 6, 2006	August 7, 2005
REVENUES:	$40,646,117	$42,812,593	$141,044,845	$143,108,284

COSTS AND EXPENSES:
Costs of Goods Sold	10,226,514	10,885,092	35,979,771	36,495,241
Payroll and Benefits	13,325,262	14,199,428	45,273,003	46,049,942
Other Operating Expenses	13,414,347	14,170,918	46,760,200	47,226,112
Pre-Opening Expenses	28,139	173,728	36,288	297,766
Impairment of Assets	339,000		843,524	1,450,000
Administrative Expenses	3,298,643	3,646,076	11,151,354	11,567,774

Total Operating Expenses	40,631,905	43,075,242	140,044,140	143,086,835

Operating Income (Loss)	14,212	(262,649)	1,000,705	21,449
Interest Expense	806,152	564,284	2,276,207	1,808,519
Minority Interest in Income of Affiliated Partnership	19,251	19,251	57,754	38,503

LOSS BEFORE INCOME TAXES	(811,191)	(846,184)	(1,333,256)	(1,825,573)

INCOME TAXES (CREDIT)	(516,000)	100,000	(1,168,000)	(590,000)

NET LOSS	$(295,191)	$(946,184)	$(165,256)	$(1,235,573)

NET LOSS PER SHARE:
Basic	$(.12)	$(0.37)	$(0.06)	$(0.49)

Diluted	$(.12)	$(0.37)	$(0.06)	$(0.49)

SHARES OUTSTANDING:
Basic	2,551,974	2,546,778	2,550,731	2,534,427

Diluted	2,551,974	2,546,778	2,550,731	2,534,427

(See notes to interim unaudited condensed consolidated financial statements.)

MAX & ERMA’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Forty Weeks Ended
	August 6, 2006	August 7, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(165,256)	$(1,235,573)
Depreciation and amortization	6,230,312	6,545,126
Minority interest in income of Affiliated Partnership	57,754	38,503
Proceeds from lease incentives		1,000,000
Impairment of assets	465,600	1,011,000
Changes in other assets and liabilities	(3,399,605)	71,030

Net cash provided by operating activities	3,150,303	7,430,086

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(3,681,830)	(7,622,719)
Decrease in other assets	26,663	(43,870)

Net cash used by investing activities	(3,655,167)	(7,666,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations	(38,010,732)	(48,182,605)
Proceeds from long-term obligations	38,434,000	49,112,697
Proceeds from exercise of stock options	64,171	252,155
Debt issue costs	(631,897)	(59,395)
Distributions to minority interests in Affiliated Partnership	(38,503)	(38,503)

Net cash provided by (used by) financing activities	(182,961)	1,084,349

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(687,825)	847,846
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,910,889	2,187,529

CASH AND EQUIVALENTS AT END OF PERIOD	$2,223,064	$3,035,375

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest (net of $15,000 and $76,000 capitalized in 2006 and 2005)	$1,137,048	$1,747,685
Income taxes	$4,915	$383,819
Non-cash activities:
Property additions financed by accounts payable	$462,843	$1,089,239
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
The Company and its Affiliated Partnership each have a 52-53 week fiscal year, which ends on the last Sunday in October. Fiscal 2006 and 2005 consist of 52 weeks and includes one sixteen-week and three twelve-week quarters. All references to quarters and years in this Form 10-Q are to fiscal quarters and years unless otherwise specified as “calendar” quarters or years.
2.  New Financial Accounting Standards
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 addresses the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its assessment of the impact of FIN 48 on the consolidated financial statements.
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB No. 143,” (“FIN 47”). FIN 47 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005. The Company has not yet completed its assessment of the impact of FIN 47 on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.
In October 2005, the FASB issued FASB Staff Position (FSP) 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The guidance requires the rental costs recognized for ground or building operating leases during the construction period be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The Company has prospectively changed its policy from capitalization to expensing beginning in fiscal 2006. The adoption of the FSP 13-1 will result in an increase of approximately $60,000 in preopening expenses for each new restaurant opened.
In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) position EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is Gross versus Net Presentation),” that addresses disclosure requirements for taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes, and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006 with earlier application permitted. The Company is currently evaluating the impact of adopting EITF 06-3 on its consolidated financial statements.
3.  Net Income Per Share
Basic income per share amounts are based on the weighted average number of shares of common stock outstanding during the years presented. Diluted income per share amounts are based on the weighted average number of shares of common stock and dilutive stock options outstanding during the periods presented. Options to purchase 310,950 shares of common stock were outstanding at August 6, 2006, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the quarter and year-to-date periods and, therefore, the effect would be antidilutive. Options to purchase 221,950 shares of common stock were outstanding at August 7, 2005, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the quarter and year-to-date periods and, therefore, the effect would be antidilutive. The difference between basic shares outstanding and diluted shares outstanding were as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	August 6, 2006	August 7, 2005	August 6, 2006	August 7, 2005

Basic Shares Outstanding	2,551,974	2,546,778	2,550,731	2,534,427

Dilutive Effect of Stock Options

Diluted Shares Outstanding	2,551,974	2,546,778	2,550,731	2,534,427

4.  Stock Options
During the 40 weeks ended August 6, 2006, the Company’s stock option activity and weighted average exercise prices were as follows:

	Shares	Exercise Price

Outstanding, October 30, 2005	221,950	$13.44

Granted	100,196	11.51

Forfeited	(6,000)	(16.50)

Exercised	(5,196)	(6.18)

Outstanding, August 6, 2006	310,950	$12.88

Adoption of SFAS 123(R)
Effective October 31, 2005 under the modified prospective method, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” a replacement of SFAS No. 123, “Accounting For Stock-Based Compensation,” and rescission of APB Option No. 25, “Accounting for Stock Issued to Employees.” This statement applies to all awards granted after the effective date and to modifications, repurchases, or cancellations of existing awards. Additionally, under this modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and 148 for pro forma basis only. Using the fair value method of SFAS No. 123, the weighted average fair value of options granted in 2004 and 2006 was $6.27 per share and $4.38 per share, respectively (none granted in 2005). The fair value of the option grants was estimated as of the date of the grant using the Black-

Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rate of 3.8% and 4.7%, respectively, expected volatilities assumed to be 28% and 28%, respectively, and expected lives of 3.5 to 10 years.
The stock-based employee compensation expense for the twelve weeks ended August 6, 2006 was $28,712 ($18,663 net of tax) and for the forty weeks ended August 6, 2006 was $74,981 ($48,738 net of tax) leaving a remaining unrecognized compensation expense at August 6, 2006 of $341,128 to be recognized over a weighted average period of 3.6 years.
Prior to the adoption of SFAS 123(R)
During 2004 and 2005, the Company had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company had recorded no compensation expense for stock options because the exercise price of the stock options was equal to the fair market value of the underlying common stock at the date of grant. Had compensation cost for the stock options been determined based on the fair value at the grant dates for awards consistent with the fair value method of SFAS No. 123, the effect on the Company’s net income and earnings per share would have been as follows:

	Twelve Weeks Ended	Forty Weeks Ended
	August 7, 2005	August 7, 2005
Net loss, as reported	$(946,184)	$(1,235,573)

Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits		(6,384)

Pro forma net income (loss)	$(946,184)	$(1,241,957)

As reported loss per common share:
Basic	$(0.37)	$(0.49)

Diluted	$(0.37)	$(0.49)

Pro forma loss per common share:
Basic	$(0.37)	$(0.49)

Diluted	$(0.37)	$(0.49)

SFAS 123(R) requires that forfeitures be estimated over the vesting period, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of SFAS 123(R) was not material.

5.  Asset Impairment
During the third quarter of 2006, the Company recorded a $339,000 asset impairment charge primarily for the expected end of lease closings of two restaurants. One of the restaurants closed shortly after the end of the quarter and the other is expected to close within six months, at the end of its lease. The charge primarily consisted of the write off of restaurant assets at the two restaurants scheduled to close and smaller charges for three under-performing locations.
During the first quarter of 2006, the Company recorded a $505,000 asset impairment charge related to the closing and write-off of restaurant assets at one restaurant. The charge consisted primarily of the payment of a $440,000 lease termination fee.
During the second quarter of 2005, the Company recorded a $1,450,000 asset impairment charge. The charge consisted of $1,260,000 (including $439,000 of cash charges) related to six under-performing restaurants for the write-down of restaurant assets based on a discounted cash flow analysis and the payment to a landlord to obtain a release from one of the leases. Two of the restaurants were closed in 2005. The Company also expensed $190,000 to write-off costs associated with the proposed deregistration of its common stock which was terminated in 2005.
6.  Debt Restructuring
On May 5, 2006, the Company amended its bank loan agreement and issued a $7.0 million, interest-only senior subordinated note to an unrelated party. The note bears interest, payable quarterly, at a fixed rate of 14.5% with principal due May 1, 2012. The net proceeds of approximately $6.5 million were used to pay off a $2.4 million bank note that had required annual principal payments of $1.5 million through December 2007, reduce borrowings under the Company’s revolving credit line by $2.8 million and increase working capital by $1.3 million. As a result, the outstanding borrowings under the Company’s new revolving credit agreement were reduced to a $12.8 million five-year term loan, requiring quarterly principal payments of $600,000 and approximately $12.2 million outstanding under a $15.0 million revolving credit line. Both the term loan and revolving credit line bear interest, payable quarterly, at prime +3/4% or LIBOR plus 3.5% at the Company’s option, with the outstanding balance under both loans due March 1, 2011. Both the bank loan agreement and the subordinated note agreement require the maintenance of certain financial covenants. The Company was in compliance with all covenants at August 6, 2006.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     We derive revenues and income from the operation and franchising of restaurants. Our Company-owned and franchised restaurants sell both food and alcoholic beverages. Our restaurants are primarily located in the midwest, within a 400 mile radius surrounding Columbus, Ohio, our Company’s headquarters, and to a lesser extent in the southeast. Our franchised restaurants tend to be located on the outer edge of the midwest, e.g., Philadelphia, Green Bay, and St. Louis, with selective markets or locations within the midwest also operated by franchisees. In late 2005, we signed a ten-restaurant franchise development agreement for Las Vegas, Nevada. In 2006, we have signed single unit franchise agreements for restaurants to be located in the Virginia Beach Doubletree Hotel and the Norfolk Hilton Hotel. We anticipate the opening of seven to eight franchised locations in 2007.
     We generally lease the real estate for our restaurants and invest approximately $1.0 million dollars in furniture, fixtures, and equipment and building costs not totally funded by landlords. However in 2005, our average investment per new restaurant increased to $1,945,000 for the three company-owned restaurants opened in 2005 due to the fact that all three were ground leases and only one landlord made a building construction allowance. In 2006 and beyond, we expect to lower our average cash investment to $750,000 or less, as we expect that all new locations will be financed through sale-leaseback transactions where the lessor finances approximately 100% of the land and building costs. We anticipate that new restaurants will generate annual sales of approximately $2.6 million each and an average restaurant level profit of at least $300,000. Franchisees generally pay an initial franchise fee of $40,000 per location, plus an annual royalty of 4% of sales. We anticipate that each additional franchised location will pay annual royalties of approximately $100,000.
     The restaurant industry is very competitive. We typically compete favorably with several larger, national restaurant chains in most of our locations. Nonetheless the amount of competition is one of the most significant factors affecting the success of a restaurant location. While we seek out less competitive sites, highly successful locations quickly attract competition, which may affect sales. In late 2004 and into 2005, same-store sales turned and have remained negative. The most common reason for this decline in sales, on a restaurant by restaurant basis, has been an increased level of competition near the restaurant. Other factors that affect same-store sales are the economy, gasoline prices, the quality of restaurant operations and reduced discounting. At the start of 2006, we established a plan to increase average unit sales volumes by approximately 15% over a five-year period. This plan includes i) exiting lower sales volume restaurants generally at the end of leases if the outlook for sales improvement is low, ii) remodeling approximately five locations per year to our new prototype look, iii) opening higher sales volume locations at a controlled pace (the last eight restaurant openings reported annualized sales of $2,570,000 during the first forty weeks of 2006) and iv) generating same-store sales increases from improved operations and effective marketing.

     Through most of 2004, our restaurants experienced margin pressure due to rising beef, chicken, produce, and dairy prices. In late 2004 and into 2005, we began to implement a series of menu specification changes and systematically re-bid a large number of inventory items. These moves, along with consolidating our chicken purchasing with one vendor at a then below market fixed price and a return to more normal costs for produce and dairy, resulted in a decline in cost of sales, as a percentage of revenues for 2005 as compared to a mid-2004 high point. Our approach to rising commodity prices has always been to cautiously raise prices every six months at a rate consistent with inflation and not to over react to shorter-term price spikes. As a result of this policy, we have generally maintained a gradually declining cost of sales percentage. During the fourth quarter of 2005, we experienced some further reduction in the costs of sales percentage resulting from declining market prices for beef due to the lifting of the ban on importing Canadian beef. In the first quarter of 2006, cost of sales increased 60 basis points, as anticipated, due to the bundled discount built into our “Pick Three” menu promotion. When the promotion ended, cost of sales fell to approximately 25.3% and remained at or below that level through the third quarter of 2006.
     By late 2005, both cost of goods sold and payroll and benefits, as percentages of revenue, had declined and stabilized at acceptable levels, although rising health care costs continues to put pressure on benefits costs. However, other operating expenses, as a percentage of revenues, had increased to 33.3% for all of fiscal 2005 and 33.2% for the first half of 2006. This category of expenses includes many expenses that are primarily fixed, such as rent, depreciation, real estate and personal property taxes, insurance, utilities, and repairs and maintenance. As our restaurants have experienced declining same-store sales over the past 24 months, these expenses have risen as a percentage of revenues. To reduce these expenses, as a percentage of revenue, we believe we must increase average unit sales. We believe we can achieve this by the plan we put in place at the start of 2006. As a result of that plan, we closed one restaurant during the first quarter of 2006 and one early in the fourth quarter of 2006. The restaurants had annual sales of approximately 60% and 50%, respectively, below chain average. The closings, along with the recent remodeling of two locations to our new prototype look and several operational and marketing initiatives, reduced our same-store sales decline from negative 6.7% in the fourth quarter of 2005 to negative 3.2% for the first forty weeks of 2006.
     We have borrowings of approximately $31.6 million. Three fourths of the related notes carry variable interest rates. As a result, our Company is exposed to a risk associated with rising interest rates. Rising interest rates in 2006 resulted in higher interest expense and reduced profitability. Further increases in interest rates could subject us to even higher interest expense during the remainder of 2006. The remaining debt is a $7.0 million senior subordinated note issued on May 5, 2006. The note carries a fixed interest rate of 14.5%. The principal balance of the note is due May 5, 2012. Net proceeds of the note were used to pay off a $2.4 million bank note that required annual principal payments of $1.5 million, reduce the outstanding balance under our revolving credit line and increase working capital. Due to the higher interest rate on this note, the net reduction in annual debt service (principal and interest) should be approximately $1.1 million.
     Approximately two thirds of our total borrowings are due to the repurchase of our common stock. In late 1998, we began a repurchase program, which has resulted in the repurchase of approximately 2.2 million shares of our common stock primarily over a four-year period. We currently do not have an authorized stock repurchase program in place.
     At current levels of profitability, cash flow after debt service and replacement capital expenditures may be less than $3.0 million annually. Because of this and limited availability of funds under our credit facility, we had reduced our expected growth rate in 2006 to one to two restaurants. As a result of the reduced debt service resulting from our second quarter 2006 debt restructuring and the increased availability under our credit line, we anticipate an increased growth rate in 2007 to two to three restaurants. Subsequent to the restructuring, we expect annual debt service and replacement capital expenditures will total approximately $6.4 million per year. The availability of landlord construction allowances and the sale-leaseback of real estate, both of which result in a reduced cash investment per new restaurant, will likely affect our future growth rate.
YEAR-TO-YEAR COMPARISONS AND ANALYSIS
RESULTS OF OPERATIONS
     The following table sets forth our operating results as a percentage of revenues:

	Twelve Weeks Ended		Forty Weeks Ended
	August 6, 2006	August 7, 2005	August 6, 2006	August 7, 2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	(25.2)	(25.5)	(25.5)	(25.5)
Payroll & Benefits	(32.8)	(33.2)	(32.1)	(32.2)
Other Operating Expenses	(33.0)	(33.1)	(33.2)	(33.0)
Pre-Opening Expenses	(0.1)	(0.4)	—	(0.2)
Impairment of Assets	(0.8)	—	(0.6)	(1.0)
Administrative Expenses	(8.1)	(8.5)	(7.9)	(8.1)
Interest Expense	(2.0)	(1.3)	(1.6)	(1.3)
Minority Interest	—	—	—	—
Income (Taxes) Credit	1.3	(0.2)	0.8	0.4

Net Loss	(0.7)%	(2.2)%	(0.1)%	(0.9)%

REVENUES
     Revenues for the third quarter of 2006 decreased $2,166,000 or 5.1% from the third quarter of 2005. The decrease was a result of i) the closing of two restaurants during 2005 and one during the first quarter of 2006 and ii) a $2,161,000 or 5.4% decline in sales at restaurants opened at least eighteen months, which was partially offset by the opening of three higher sales volume restaurants in the second half of 2005. No Company-owned or franchised restaurants opened during the quarter.
     Year-to-date revenues declined $2,063,000 or 1.4% from 2005 to 2006. The decline was entirely the result of a year-to-date same-store sales decline of $4,231,000 or 3.2%. The sales loss from the closing of the three lower sales volume restaurants referred to above was more than offset by the three new restaurants opened in 2005. Year-to-date franchise fees and royalties were approximately even with last year.
     During the second half of 2005 and through the first forty weeks of 2006, we have greatly curtailed the use of couponing and discounting. The retail value of discounted, “given away,” meals declined approximately $3.0 million from the first forty weeks of 2005 to the first forty weeks of 2006. We believe the use of coupons does not build loyal repeat customers, but merely attracts price conscious diners and may hurt the image of our restaurants. In the short run, reduced discounting has contributed to customer count declines and negative same-store sales. We believe we can better achieve positive same-store sales by a return to community-oriented relationship based marketing and the use of limited time menu promotions that create a sense of urgency and reason to visit our restaurants. These limited time offers may combine an element of value with menu items that may only be available for a relatively short period of time. We believe that a significant factor in the year-to-date same-store sales decline is lost sales associated with reduced couponing.
     We expect to open one restaurant during the fourth quarter of 2006, which was under construction at the end of the third quarter of 2006. We are negotiating for the purchase of five additional locations, two to three of which are expected to open in 2007.
     We also expect increases in franchise fees and royalties. The number of franchised restaurants decreased from twenty-two at the end of the second quarter of 2005 to twenty-one at the end of the second quarter of 2006. Three franchised restaurants closed during the first forty weeks of 2006. Two of the closed franchised locations were test sites on the Ohio Turnpike involving limited table service and no alcoholic beverages. Ultimately, the locations did not generate sufficient sales to expand the test and the locations were closed. One franchised restaurant opened in the Detroit, Michigan airport, during the second quarter of 2006. We anticipate the opening of seven to eight additional franchised restaurants during 2007.
COSTS AND EXPENSES
     Cost of goods sold, as a percentage of revenues, decreased from 25.5% for the third quarter of 2005 to 25.2% for the third quarter of 2006. The decrease was due to declining market prices for chicken and dairy products and an approximately 2% menu price increase over last year. Year-to-date cost of goods sold, as a percentage of revenues, remained even at 25.5% for both 2006 and 2005. Year-to-date cost of goods sold, as a percentage of revenues, is higher than the second and third quarters of 2006 due to the bundled discounts built into the “Pick Three” menu promotion that ran during the first quarter of 2006. The typical “Pick Three” combination was sold with a cost approximately seven percentage points higher than our overall cost of sales. With approximately 12% of our customers selecting a “Pick Three” combination and with the promotion running for approximately ten weeks, it had the effect of increasing cost of goods sold by approximately 60 basis points during the promotion. Subsequent to the end of the promotion, cost of goods sold, as a percentage of revenues, fell to approximately 25.3% and 25.2% for the second quarter and third quarter of 2006, respectively.

     Payroll and benefits, as a percentage of revenues decreased from 33.2% for the third quarter of 2005 to 32.8% for the third quarter of 2006. Year-to-date payroll and benefits, as a percentage of revenues, decreased from 32.2% for 2005 to 32.1% for 2006. The decline for the quarter was a result of reduced benefits expense, primarily health insurance and reduced payroll and benefits, as a percentage of revenues, year-to-date to slightly less than 2005. During the third quarter, the Company increased employee contributions for health insurance which resulted in the expense reduction for the quarter.
     Other operating expenses, as a percentage of revenues remained at approximately 33.1% for both the third quarter of 2005 and 2006 and for the year-to-date periods. Generally, higher utility costs in 2006 have been offset by reduced advertising, uniform expense and paper and kitchen supplies. Year-to-date utilities expense has increased $559,000 or 11% from 2005 to 2006.
     Pre-opening expenses, as a percentage of revenues, declined from 0.4% for the third quarter of 2005 to 0.1% for the third quarter of 2006. Year-to-date the expense declined from 0.2% for 2005 to 0% for 2006. The decline was a result of no restaurants opening thus far in 2006. During the third quarter of 2006, we began to incur pre-opening expenses for a restaurant scheduled to open during the fourth quarter of 2006.
ASSET IMPAIRMENT
     During the third quarter of 2006, we recorded a $339,000 asset impairment charge primarily for the expected end of lease closings of two restaurants. One of the restaurants closed shortly after the end of the quarter and the other is expected to close within six months, at the end of its lease. The charge primarily consisted of the write off of restaurant assets at the two restaurants scheduled to close and smaller charges for three under-performing locations.
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
     We also expensed $190,000 of costs associated with the proposed deregistration of our common stock during the second quarter of 2005. Because the Securities and Exchange Commission extended the date for compliance with the Sarbanes-Oxley Act for non-accelerated filers and because of two initiatives which were expected to reduce the compliance costs, we elected to terminate the proposed deregistration transaction during the second quarter of 2005. Accordingly, we wrote off approximately $190,000 of costs, primarily legal, accounting and professional fees, associated with the transaction.
ADMINISTRATIVE EXPENSES
     Administrative expenses, as a percentage of revenues, decreased from 8.5% for the third quarter of 2005 to 8.1% for the third quarter of 2006. Year-to-date administrative expenses, as a percentage of revenues, decreased from 8.1% for 2005 to 7.9% for 2006. In dollar terms, administrative expenses decreased 10% and 4% for the quarter and year-to-date periods, respectively. The decreases were a result of overhead reductions put in place in late 2005 and increased employee contributions for health insurance implemented during the third quarter of 2006.
INTEREST EXPENSE
     Interest expense increased 43% from the third quarter of 2005 to the third quarter of 2006 and year-to-date 26% from 2005 to 2006 due to an increase in the prime interest rate and LIBOR and to a lesser extent the issuance of the higher rate senior subordinated note. The interest rate under our revolving credit agreement is based upon the ratio of bank indebtedness plus future minimum rental commitments multiplied by 8 to earnings before interest, taxes, depreciation and amortization. Based upon results for fiscal 2004 and 2005, the interest rate under our credit agreement was LIBOR plus 3.5% or prime plus 3/4 percent for both 2005 and 2006. As a result of increases in prime and LIBOR, the interest rate under our revolving credit line was 9.0% at August 6, 2006, as compared to 7.25% at August 7, 2005. Through the use of an interest rate protection agreement, the interest rate on approximately 25% of our two term loans was essentially fixed at 9.9% at August 7, 2005. The interest rate on the balance of the two term loans was 7.25%. The interest rate protection agreement expired October 31, 2005. As a result of our May 5, 2006 debt restructuring, one of our two term loans was repaid in full. The interest rate on both the second term loan, with a $12.2 million balance at August 6, 2006 and our revolving credit line, with a $12.4 million balance at August 6, 2006 was 9.0%. The interest rate on the $7.0 million senior subordinated note issued May 5, 2006 was fixed at 14.5%. As a result of the higher interest rate on our senior subordinated note, we anticipate an approximate 20% increase in our interest expense during the remainder of 2006 and into 2007.
     Total interest bearing debt decreased from $32.1 million at August 7, 2005 to $31.6 million at August 6, 2006. The decrease was due to scheduled principal amortization that was partially affected by the funding of restaurant construction during 2005 and in the third quarter of 2006. We capitalized $15,000 of construction period interest during the first 40 weeks of 2006 versus $76,000 during the first 40 weeks of 2005.
INCOME TAXES
     For the first 40 weeks of 2006, we reported a tax credit of $1,168,000, which reflects the tax benefit of the reported loss before income taxes and the FICA tax on tips credit of approximately $715,000. For 2005, we recorded a tax credit of $590,000, which reflects the tax benefit of the reported loss before income taxes and the FICA tax on tips credit of approximately $520,000. We believe we have appropriately estimated the effect of this credit on our tax provisions. However, unusual fluctuation in pre-tax income or a pre-tax loss make this a difficult calculation and may cause our effective tax rate or tax credits to vary from quarter to quarter.
     Additionally, during the third quarter of 2005, the State of Ohio eliminated its corporate franchise income tax and replaced it with a commercial activity tax to be included in administrative expenses. Accordingly, we have recorded an income tax expense of $550,000 in the third quarter of 2005, which represents a charge to write-off previously recorded State of Ohio deferred tax assets.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital ratio remained at 0.4 to 1 at October 30, 2005 and August 6, 2006. Historically, we have been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.
     Year-to-date Cash Flows from Operating Activities declined from $7,430,000 for 2005 to $3,150,000 for 2006 due primarily to a reduction of i) $1,498,000 in Current Maturities of Long-Term Obligations, ii) $1,163,000 in accounts payable and iii) $747,000 in accrued liabilities.
     During the first 40 weeks of 2006, we expended approximately $3,682,000 for property additions and $38,011,000 to reduce long-term obligations. Funds for such expenditures were provided primarily by $38,434,000 from proceeds of long-term obligations, $3,150,000 from operations and $688,000 from cash on hand. We routinely draw down and repay balances under our revolving credit agreement, the gross amounts of which are included in the above numbers.
     We intend to open one Max & Erma’s restaurant during the fourth quarter of 2006 and two to three in 2007. At August 6, 2006, one restaurant was under construction. The estimated cost to complete that restaurant is approximately $1.4 million as of August 6, 2006. Additionally, we plan to remodel up to five restaurants per year at an estimated cost of $200,000 per remodel. Funding for new restaurants and restaurant remodels is expected to be provided by cash flow from operations, the sale-leaseback of real estate, landlord construction allowances and our revolving credit line. At August 6, 2006, we had approximately $2.6 million available under our $15.0 million revolving credit line and $9.75 million available under sale-leaseback commitments for four locations. Typically, these have been the sources of funding for capital expenditures, and we expect that they will remain so.
     In addition to expenditures for new restaurants, our other significant uses of cash are for fixed asset replacements and debt repayment. We expect to expend approximately $4.0 million and $2.4 million annually on fixed asset replacement and debt repayment, respectively. Expenditures for new restaurants, prior to signing the related contract to purchase or lease, and restaurant remodels are of a more discretionary nature and may be curtailed if cash flow from operations and other financing sources are diminished. Based upon the first 40 weeks of 2006, cash flow from operations was $3,150,000 (due to depreciation), which was slightly less than capital expenditures for the period. Accordingly, we believe our Company could operate at an approximate break even for an extended period of time and still generate adequate cash flow from operations to meet required debt repayment and fund necessary fixed asset replacements.
     In the second quarter of 2006, we completed a restructuring of our long-term debt. The restructuring consisted of an amendment to our bank loan agreement and the issuance of a $7.0 million, interest only, senior subordinated note. The net proceeds of approximately $6.5 million were used to payoff a $2.4 million bank note, reduce borrowings under our revolving credit line by $2.8 million and increase working capital by $1.3 million. As a result, annual principal payments under our bank loan agreement have been reduced from $3.9 million to $2.4 million and the outstanding balance under our $15.0 million revolving credit line was reduced to $12.2 million at May 14, 2006 ($12.4 million outstanding at August 6, 2006). Under the amended bank loan agreement, the due date for both the term loan and revolving credit line has been extended to March 1, 2011. The senior subordinated note is due in full May 1, 2012. We believe this debt restructuring will help us to accelerate the rate of restaurant remodelings and new restaurant development.
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
Derivative Instruments
     Our Company has utilized interest rate swap agreements to manage interest rate exposure on floating-rate obligations. We do not use derivative instruments unless there is an underlying exposure and, therefore, do not use derivative instruments for trading or speculative purposes. We assess hedge effectiveness at each financial reporting date.

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
SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “plan,” “anticipate,” “believe,” “expect,” “estimate,” and “project” and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding the anticipated opening of franchised locations (paragraph 1 and 14), lowering our average cash investment in new restaurants (paragraph 2), financing of new locations through sale-leaseback transactions (paragraph 2), annual sales at new Company-owned locations (paragraph 2), royalties from new franchised locations (paragraph 2), the belief that increasing average unit sales will reduce other operating expenses, as a percentage of revenues (paragraph 5), the belief that the plan put in place at the start of 2006 will result in increased average unit sales (paragraph 5), our anticipated increase in our growth rate as a result of our debt restructuring (paragraph 8), the expectation that annual debt service and replacement capital expenditures will total $6.4 million (paragraph 8), the belief that coupon customers are not loyal customers (paragraph 12), the belief that we can achieve positive same-store sales through other types of marketing (paragraph 12), the belief that reduced couponing in 2006 is a significant factor causing our year-to-date same-store sales decline (paragraph 12), the expectation of future restaurant openings (paragraph 13 and 31), the expectation of increased franchise fees and royalties and the opening of franchised restaurants (paragraph 14), the expectation that we will continue to operate restaurants associated with the second quarter 2005 impairment charge (paragraph 21), the anticipated increase in interest expense (paragraph 24), the belief that we have appropriately estimated the effect of the FICA tax on tips credit (paragraph 26), the estimated cost to complete restaurants currently under contract (paragraph 31), the source of funds for new restaurants and restaurant remodels (paragraph 31), the expectation that we will expend $4.0 million and $2.4 million on fixed asset replacements and debt service, respectively (paragraph 32), the belief that we could operate at a break even for an extended period of time and still generate sufficient cash flow to meet our cash needs (paragraph 32), and the belief that second quarter 2006 debt restructuring will allow us to accelerate restaurant remodelings and new restaurant development (paragraph 33).
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
Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our Company’s primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit agreement, which permits borrowings up to $27.2 million all at variable interest rates. At August 6, 2006, there was approximately $24.6 million outstanding under the agreement. A one percentage point increase in interest rates would increase interest expense by approximately $246,000.
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
Item 4 — CONTROLS AND PROCEDURES
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
     Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended August 6, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6 — EXHIBITS
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

William C. Niegsch, Jr. Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
September 13, 2006 Date

EXHIBIT INDEX

Exhibit No.	Exhibit	Page No.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer	Page 22

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer	Page 24

32.1+	Section 1350 Certification of Principal Executive Officer	Page 26

32.2+	Section 1350 Certification of Principal Financial Officer	Page 27
* Filed with this report.
+ Furnished with this report.