Form 10-K
period 2006-10-29
MAX & ERMAS RESTAURANTS INC
filed 2007-01-17
CIK 706471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended October 29, 2006
Commission File Number: 0-11514
Max & Erma’s Restaurants, Inc.

(Exact name of registrant as specified in its charter)

Delaware	No. 31-1041397

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4849 Evanswood Drive, Columbus, Ohio	43229

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (614) 431-5800
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Shares, $.10 Par Value
               (title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(check one)  ☐ Large Accelerated Filer      ☐ Accelerated Filer      ☑ Non-Accelerated Filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the closing bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter. The aggregate market value of Max & Erma’s Common Stock held by non-affiliates was approximately $16,586,000 on May 14, 2006.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,551,974 Common Shares were outstanding at December 31, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
1.	Annual Report to Stockholders for the Fiscal Year Ended October 29, 2006 (in pertinent parts, as indicated) . . . Parts II and IV.
2.	Proxy Statement for 2007 Annual Meeting of Stockholders (in pertinent parts, as indicated) . . . Part III.

PART I
Item 1.BUSINESS
Item 1A. RISK FACTORS
Item 1B.UNRESOLVED STAFF COMMENTS
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Item 9A. CONTROLS AND PROCEDURES
Item 9B. Other Information
PART III
Items 10, 11, 12 and 13 and 14. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO EXHIBITS
EX-10(M)
EX-13
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1. BUSINESS
     Max & Erma’s Restaurants, Inc. owns and operates (78) and franchises (21) a chain of 99 Max & Erma’s restaurants at October 29, 2006. We are a Delaware corporation organized in 1982, as the successor to a restaurant business founded in 1971. We have registered the phrase “Max & Erma’s – The Hometown Favorite” and its associated logo as a service mark with the United States Patent and Trademark Office.
     Our executive offices are located at 4849 Evanswood Drive, Columbus, Ohio 43229, and our telephone number is (614) 431-5800.
Description of Business
     Our restaurants are famous for gourmet burgers, overstuffed sandwiches, homemade pasta dishes, chargrilled steak and chicken specialties, super salads and taste-tempting munchies. Unique to the Max & Erma’s concept is the Build-Your-Own-Sundae Bar, a bathtub filled with vanilla ice cream, special sauces and lots of toppings along with fresh baked chocolate chip cookies. In addition, the restaurants offer a full complement of alcoholic and non-alcoholic beverages. We believe that the decor and theme of our restaurants allows the introduction of a broad range of menu items, thus permitting rapid adjustment to changing customer preferences.
     Antique artifacts and local paraphernalia make Max & Erma’s a fun, unique place to take friends and family. The use of brick, a combination of light and dark colors, and dropped lighting creates a roomy, yet cozy feel for customers to enjoy while dining. The neighborhood atmosphere of each restaurant is enhanced by inclusion of local items in each restaurant’s decor, including sports team paraphernalia and historical artifacts. Additional décor items include a giant bubble gum machine, a three-dimensional burger, an antique love tester and many other things. Giant murals, both inside and outside the restaurant, combine the history and tradition of each market with the Max & Erma’s story.
     Our restaurants are open for both lunch and dinner seven days a week. Hours of operation are generally 11:00 a.m. to midnight. During fiscal 2006, the average check was approximately $12.10 at lunch and $14.24 at dinner. The lunch and dinner meal periods accounted for approximately 37.8% and 62.2% of net sales, respectively. Alcoholic beverages constituted approximately 9.2% of restaurant sales in fiscal 2006. Generally, our business does not experience seasonal fluctuations of sales.
     Our strategy is to compete in the casual dining segment of the restaurant industry by offering a variety of high quality food in a casual, comfortable and fun atmosphere and with a uniquely personable service style. Our philosophy is to focus on the details of the customer experience that instill customer loyalty and promote repeat business. The purpose of every associate is to “help our guests enjoy their total dining experiences so they can’t wait to come back.” Being a “purpose-driven” company requires an ability to understand what guests want, and a dedication to focus all associates’ energies on exceeding those expectations. This means that associates treat guests with respect, like friends or neighbors, and provide them with the kind of food, service and atmosphere that will make them want to return often.
     We believe the dining experience starts with the food and therefore we use only the freshest and highest quality ingredients in every menu item. Freshness and quality are truly the foundations upon which Max & Erma’s was built. We strive to do things the right way, not the easy way. We believe this dedication makes us better and that our guests return more often. Market research indicates that customers often know what they are going to order before they get to our restaurants because they crave certain signature items.
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
     Max & Erma’s restaurants have always been known for gourmet hamburgers and specialty sandwiches; however, one part of our focus on the customer is an evolving menu that changes to meet consumer tastes. We believe our menu should be fun as well as innovative. We review and revise the menu twice each year, and in addition offer seasonal menu inserts at various times of the year. By periodically modifying our menu through the introduction of a broad range of appealing new menu items we have achieved a more diversified sales mix.
     We make use of consumer focus groups to conduct marketing research. We incorporate the findings of this market research in our advertising, menu development, employee training, and building design and decor. According to customers, the major point of difference between us and our competitors is that Max & Erma’s restaurants are perceived as being more of a “fun place,” an image we try to foster in our advertising. We spent approximately 2.6% of sales on advertising in 2006. We primarily use special events and localized store marketing designed to increase customer awareness and repeat business, and to a lesser extent billboards, direct mail, radio and television.
     We own the business, exclusive of the real estate, for 77 of the Max & Erma’s restaurants in operation at October 29, 2006. The business and real estate for one restaurant is owned by a separate affiliated partnership. In addition to a 60% interest in the profits and losses of the affiliated partnership, we are paid an annual fee equal to 6% of gross revenues for managing the Max & Erma’s restaurant owned by the partnership. The management contract provides for monthly payments to us for an initial term of two years and renewal terms aggregating 20 additional years upon the mutual agreement of the parties. As general partner we are potentially liable for 100% of the partnership losses.
     We franchise 21 restaurants to unaffiliated franchisees at October 29, 2006. The first two franchised restaurants opened in 1998 in the Columbus and Cleveland, Ohio airports. From 2000 through 2005, three to four franchised restaurants opened annually. In fiscal 2006 one franchised location opened in the Detroit, Michigan airport. Three franchised restaurants closed in 2006. Two of the closed franchised locations were test sites on the Ohio Turnpike involving limited table service and no alcoholic beverages. Ultimately, the locations did not generate sufficient sales to expand the test and the locations were closed. Terms of franchise agreements call for an initial franchise fee plus a monthly royalty generally equal to 4% of sales.

     At October 29, 2006 three franchised restaurants were under construction with openings planned for the first quarter of 2007. In addition to those three restaurants, we anticipate the opening of an additional four to five franchised restaurants during the remainder of fiscal 2007. At October 29, 2006, we had seven multi-unit franchised agreements signed, requiring the total development of an additional 31 restaurants over the next ten years.
Competition
     The restaurant business, particularly in the casual dining segment, is highly competitive in terms of quality and value of products served, type and variety of menu offered, quality and efficiency of service, ambiance and attractiveness of facilities and site location. Max & Erma’s restaurants compete with food service operations of various types within their respective locations, including national and regional chains as well as locally-owned and operated restaurants. Many of our competitors are substantially larger than us and have greater financial resources.
Employees
     At October 29, 2006, we had 5,158 employees, of which 1,689 were full-time restaurant employees, 3,101 were part-time restaurant employees, 81 were corporate staff personnel and 287 were restaurant managerial personnel. None of our employees are represented by a labor union or a collective bargaining unit. We consider relations with our employees to be good.
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
     In 2006, we discontinued the use of the independent shopping service and commenced using an internet-based Guest Satisfaction Survey. With this program our point of sale system randomly selects a number of customers to be surveyed at each restaurant. Selected customers can respond by telephone or via the Internet. The purpose of the survey is to measure customer satisfaction. We believe this is a better measurement tool than the independent shopping service because it measures what the customer considers important through their feedback. Additionally, the sample size, approximately 300 per quarter per restaurant versus four, is much greater thus giving a statistically more accurate indication of customer satisfaction. When the program is fully operational by mid-2007, we will utilize it in our regional and general manager bonus program.
     Restaurant operations are administered by a management staff headed by the Chief Operating Officer. Three Regional Vice Presidents of Operations report directly to the Chief Operating Officer. Sixteen regional managers, each of whom supervises the operations of four to five restaurants, report to one of the Regional Vice Presidents of Operations. Three franchise regional managers also report to one of the Regional Vice Presidents. Each restaurant has a general manager, who is responsible for training and supervising approximately 40 to 100 employees, and two or three assistant managers. Regional managers are responsible for hiring their general and assistant managers. General managers, with the assistance of the regional manager, are responsible for hiring restaurant employees. We seek to hire experienced restaurant personnel who must complete a 14-week training program conducted by us before becoming an assistant manager. We have historically promoted from within to fill our regional and general manager positions.

     Both regional and general managers receive a base salary plus a bonus based upon performance against budget income and sales. General managers prepare quarterly budgets for their stores and regional managers prepare quarterly budgets for their regions. Bonuses are based on specific goals derived from these quarterly budgets. Both regional and general managers are eligible for a cash bonus equal to one-half of the purchase price of the first 250 shares of our common stock they purchase each quarter. We believe that our bonus system and the ability to purchase common stock promotes loyalty and highly motivates managers to meet our goals.
     We believe that the combination of the authority delegated to our regional and general managers, particularly with respect to hiring employees, together with our goal-specific bonus plans, results in a positive work environment and has contributed to relatively low management turnover.
Managing Partner Program
     At the start of 1999 we introduced our Managing Partner Program. Under this program we enter into a five-year agreement with an eligible general manager in which the general manager places either 500 or 1,000 shares of Max & Erma’s common stock which he or she owns in escrow with us and agrees to manage his or her restaurant for a five year period. The shares of stock are forfeited if the general manager terminates their employment during the term of the agreement. In return we agree to not relocate the general manager during the term of the agreement. During the term of the agreement the general manager’s base salary is fixed. As additional compensation he or she receives 25% of the increase in profit before fixed expenses over a pre-established base profit (generally the average of profit before fixed expenses for the most recent three fiscal years). We believe the program encourages the general manager to both build sales and control margins, creates a sense of ownership, reduces management turnover and promotes a longer-term perspective. At the end of fiscal 2006, we had a total of 17 Managing Partners. We also added seven additional Managing Partners at the start of fiscal 2007.
Purchasing and Inventory
     Meat and most other food and restaurant supply items are purchased through one major distributor in order to obtain favorable prices and to ensure consistent quality and delivery. For major items, we typically negotiate prices directly with producers. For other items, we provide the distributor with specifications and receive monthly prices for such items, generally based upon a “cost plus” formula. Restaurant managers purchase these items directly from the distributor, and each restaurant is billed directly for its purchases. Although most of our food and supplies are presently furnished by one distributor, we believe alternate food suppliers are available and we have not experienced a shortage of food or supplies. A daily inventory is taken for high cost items, such as steaks, ground meat, seafood and liquor. A physical inventory of all items is made at the end of each four-week accounting period.

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
Future Expansion
     We intend to open three Company-owned and seven to eight franchised Max & Erma’s restaurants during fiscal 2007. In 2006 we hired a Director of Franchise Development to more aggressively market franchises as we believe that is a key element of our future growth. All but three of the existing Company-owned Max & Erma’s restaurants are located in suburban areas. Of the existing Company-owned Max & Erma’s restaurants, 65 are freestanding and 13 are in-line shopping center/mall locations. The following table sets forth the location of each Max & Erma’s restaurant as of October 29, 2006 and the locations of restaurants currently under negotiation or development and scheduled to open during fiscal 2007:

	Company Owned		Franchised
	Existing	Under Development	Existing	Under Development
Arizona
Phoenix		1
Georgia
Atlanta	1
Illinois
Chicago	8
Indiana
Aztar Casino			1
Columbus			1
Indianapolis	4
Merrillville				1
Mishawaka			1
Seymour			1
Kentucky
Crestview Hills	1
Lexington	2
Louisville	2
Michigan
Ann Arbor	1
Detroit	10		1
Grand Rapids	1
Lansing	1
Missouri
St. Louis			2
Nevada
Las Vegas				2
North Carolina
Charlotte	2

	Company Owned		Franchised
	Existing	Under Development	Existing	Under Development
Ohio
Akron	1
Canton	1
Chillicothe			1
Cincinnati	5		1
Cleveland	5		2
Columbus	13	2	2
Dayton	4		1
Findlay				1
Niles	1
Sandusky			1
Toledo	3
Wilmington			1
Pennsylvania
Erie	1
Philadelphia			2
Pittsburgh	9
Virginia
Norfolk	1			1
Richmond			1	1
Virginia Beach	1			1
West Virginia
Huntington			1
Wisconsin
Green Bay			1

TOTAL	78	3	21	7

     Our preference is to acquire the land and build new freestanding restaurants for Max & Erma’s. However, in order to acquire suitable sites, we will utilize ground leases, or lease and convert existing premises. The three sites under development are freestanding. We believe that the clustering of three or more restaurants in markets of sufficient size increases customer awareness, enhances the effectiveness of advertising and improves management efficiency.
Item 1A. RISK FACTORS
     We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Many of the following important factors have been discussed in our prior filings with the Securities and Exchange Commission.
     In addition to the other information in this Report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results of operations for fiscal 2006 and beyond, to differ materially from those expressed in any forward-looking statements made by us.
1.	Dependence on Senior Management. Our four senior management officials have over 94 years combined experience with us. Although we have attempted to develop additional management capabilities, the loss of one or more of the senior executives could have a material adverse effect on us.

2.	Competition. The casual dining segment of the restaurant industry is highly competitive with respect to price, service, food quality, location, and employees, including restaurant managers. Many of our competitors are larger in size, have greater financial and other resources, and have longer operating histories.

3.	Restaurant Industry Changes. The restaurant industry is affected by changes in consumer tastes and attitudes, economic conditions, traffic patterns and changes, and other factors, which requires regular changes in the operation of restaurants to remain competitive. There is a risk that we will not effectively adapt to changes in the industry.

4.	Cost of Doing Business. The restaurant business is subject to sudden cost changes, particularly for food, energy, labor and insurance. We may not be able to recover cost increases by increasing prices for our menu items.

5.	Legal. We may be exposed to various tort and other claims including notably liability claims resulting from the sale of alcoholic beverages. While we currently maintain insurance for such claims, there can be no assurance that such insurance will be adequate or available in the future. An uninsured or excess claim could have a material adverse effect on us.

6.	Government Regulation. The restaurant industry is subject to extensive government regulations relating to the sale of food and alcoholic beverages, and sanitation, fire and building codes. Changes in regulations or the suspension or inability to renew any of the related licenses and permits could adversely affect our operations. Also, government actions affecting minimum wages, payroll tax rates, and mandated benefits could adversely affect operating results.

7.	Franchising. We intend to expand the franchising of the Max Erma’s concept. Failure to properly select, train, and supervise franchisees could have a detrimental effect on the overall reputation and results of operations of the restaurants owned by us.

8.	Unfavorable Publicity. Adverse publicity resulting from poor food quality, illness, injury or other health concerns or operations at one or a limited number of our restaurants or franchisee’s restaurants could have material adverse effect on our business, results of operations and financial condition.

9.	Acts of God, Terrorism. Our business could be materially adversely affected by acts of God, including extremely harsh weather or natural disasters, and by terrorist acts such as the events of September 11, 2001.

10.	Consumer Perceptions of Food Safety. Our business could be materially adversely affected by consumer perceptions of food safety in the United States or in the market areas in which we operate, whether such perceptions are based on fact or not and whether such perceptions are caused by acts of terrorism or other events.

11.	Leverage; Interest Rate Risk. Our business is relatively highly leveraged, resulting in long term indebtedness (including current maturities) of approximately $31.1 million as of October 29, 2006, $24.1 million of which represents the balance due under our revolving credit agreement and bears interest at variable rates. A one-percentage point increase or decrease in interest rates could increase or decrease our pre-tax income by approximately $241,000. A change in interest rates will likely have a significant impact on our earnings. In addition, as a result of our substantial leverage, we are restricted by loan covenants that may impact our ability to grow in the future.

12.	Utilization of FICA Tax on Tips Credit. We have recorded a deferred tax asset of $4,170,000 for unused FICA Tax on Tips Credit. The credits expire from 2023 through 2026. To utilize the credits, we must return to a continued level of profitability. If we do not return to sustained profitability, we may not be able to recognize the tax benefit of future credits and could be forced to write off all or a portion of the existing deferred tax asset associated with credits previously earned.

13.	Bank Covenants. We have attained waivers and/or amendments of certain loan covenant violations under our revolving credit agreement over the last three quarters of 2005 and the first, second and fourth quarters of 2006. While we have a very good relationship with our lenders, there can be no assurance that they will continue to waive covenant violations or make further amendments to our credit agreement. To assure compliance with our loan covenants, we must return to profitability.
Item 1B. UNRESOLVED STAFF COMMENTS
     None.
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
     In 2005, we developed a new prototype building. The building was designed to incorporate several operational workflow improvements in the kitchen and to broaden our concept’s appeal through a change in both the interior and exterior design. The building’s exterior is designed to differentiate itself from the typical casual dining restaurant by use of different materials and colors and by incorporating a fireplace, floor-to-ceiling windows, and a more dramatic entryway. The inside of our prototype restaurant has been changed by utilizing softer color tones, lighter woodwork, and less cluttered décor, but still retain the distinctive Max & Erma’s look. The new prototype building is approximately 6,300 square feet and seats 184 patrons for dining in addition to the bar area. The first restaurant of this design opened in the fourth quarter of 2006. In late 2005 and during 2006, a total of three existing restaurants were remodeled to this new prototype look. Each remodeling resulted in at least a ten-percentage point improvement in sales trends at the remodeled restaurant. All future restaurants will be built to the new design. Additionally, we plan on remodeling at least five existing restaurants per year.
     Most of our restaurants are based on one of three very similar prototype designs with the major differences being square footage. The prototype gives our restaurants a distinct identity and emphasizes an unpretentious neighborhood ambiance. The prototype design downplays the use of brass, Tiffany lamps and other design features common to many other casual dining restaurants. Our restaurants established prior to the introduction of the prototype vary in design and appearance, but average 6,000 square feet and seat an average of 160 customers. Most of our older restaurants have been remodeled or redecorated to the prototype look. The majority of the freestanding prototypes are approximately 6,800 or 5,500 square feet depending on the size of the site and its sales potential and seat 210 or 175 patrons, respectively, for dining in addition to the bar area. A 30 to 40 seat seasonal patio area is optional depending on the site and location. The prototype design is readily adaptable to a variety of sites including shopping center and mall locations. During 2002, a third version of the prototype building was designed. It is approximately 5,700 square feet, and seats approximately 190. Sixteen prototype buildings of this design were built from 2002 through 2005.
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
Item 3. LEGAL PROCEEDINGS
     None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our stockholders during the fourth quarter of 2006.
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The information contained under the captions “SELECTED QUARTERLY FINANCIAL DATA” and “STOCKHOLDER INFORMATION” is incorporated herein by reference from the inside back cover of our Annual Report to Stockholders for the fiscal year ended October 29, 2006.

Item 6. SELECTED FINANCIAL DATA
     The information contained under the caption “SELECTED FINANCIAL DATA” is incorporated herein by reference from page 4 of our Annual Report to Stockholders for the fiscal year ended October 29, 2006.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information contained under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS” is incorporated herein by reference from pages 5 through 9 of our Annual Report to Stockholders for the fiscal year ended October 29, 2006.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
     As of October 29, 2006, our total long-term indebtedness (including current maturities) was approximately $31.1 million, $24.1 million of which represents the balance due under our bank loan agreement and bears interest at variable rates. A one percentage point increase or decrease in interest rates could increase or decrease our pre-tax income by approximately $241,000. Based upon quarter ending balances, the average borrowings under our revolving credit agreement during 2006 was $27.2 million. The high and low balance outstanding under the revolving credit agreement during 2006 was $31.2 million and $24.1 million, respectively. The decline to $24.1 million at year-end, occurred due to the debt restructuring and issuance of a $7.0 million, 14.5% interest-only senior subordinated note in May 2006. The proceeds of the note were used to reduce borrowings under our revolving credit agreement. For a further description of our indebtedness, see Item 8, Financial Statements and Supplementary Data – Note 3 to the Consolidated Financial Statements. We do not use financial instruments to hedge our interest rate risk.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The consolidated balance sheets as of October 29, 2006 and October 30, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended October 29, 2006, and the related notes to the consolidated financial statements together with the independent registered public accounting firm’s report thereon and the Selected Quarterly Financial Data are incorporated by reference from pages 10 through 20 and the inside back cover of our Annual Report to Stockholders for the fiscal year ended October 29, 2006.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
     None.
Item 9A. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures. As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Management believes, however, that a controls systems, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control and instances of fraud, if any, within a company have been detected.
     Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended October 29, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Items 10, 11, 12 and 13 and 14. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND PRINCIPAL ACCOUNTING FEES AND SERVICES
     Information required under these Items is incorporated herein by reference from our Proxy Statement for our 2007 Annual Meeting of Stockholders to be held on or about March 13, 2007, pursuant to Regulation 14A.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(1) and (2): Financial Statements
     The financial statements listed in the accompanying index to financial statements on page 14 are filed as part of this report.
     (a)(3) and (b): Exhibits
     The exhibits listed in the accompanying index to exhibits on pages 15 through 17 are filed as part of this report.
     (c): Financial Statement Schedules
     None

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 17, 2007	Max & Erma’s Restaurants, Inc.
	By:	/s/ Todd B. Barnum
Todd B. Barnum
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 17th day of January 2007.

Signature	Title

/s/Todd B. Barnum	Chairman of the Board, Chief Executive

Todd B. Barnum	Officer and Director (Principal Executive Officer)

/s/William C. Niegsch, Jr.	Executive Vice President, Chief

William C. Niegsch, Jr.	Financial Officer, Treasurer, Secretary and
Director (Principal Financial and Accounting Officer)

*/s/Jay B. Barney	Director

Jay B. Barney

*/s/Mark F. Emerson	Director

Mark F. Emerson

*/s/Michael G. Giulioli	Director

Michael G. Giulioli

*/s/Donal H. Malenick	Director

Donal H. Malenick

*/s/William C. Niegsch, Jr.

William C. Niegsch, Jr.
Attorney-in-Fact

MAX & ERMA’S RESTAURANTS, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
ITEM 8

REFERENCE PAGE
ANNUAL REPORT
TO SHAREHOLDERS
The following items are required to be included in Item 8 are incorporated by reference from the attached Annual Report to Shareholders of Max & Erma’s Restaurants, Inc. for the fiscal year ended October 29, 2006:

– Consolidated Balance Sheets as of October 29, 2006 and October 30, 2005	10-11

For the years ended October 29, 2006, October 30, 2005 and October 31, 2004:

– Consolidated Statements of Operations	12

– Consolidated Statements of Stockholders’ Equity	13

– Consolidated Statements of Cash Flows	14

– Notes to Consolidated Financial Statements	15-19

– Report of Independent Registered Public Accounting Firm	20

No financial statement schedules are required to be filed because the conditions requiring their filing do not exist or because the information is given in the consolidated financial statements or notes thereto.

ANNUAL REPORT ON FORM 10-K
MAX & ERMA’S RESTAURANTS, INC.
INDEX TO EXHIBITS

Exhibit
No.	Description	Page No.

2	Plan and Agreement of Reorganization, as amended October 15, 1991.	Reference is made to Exhibit 2 of Report on Form 10-K filed January 24, 1992.

3(a)	Restated Certificate of Incorporation, as amended April 4, 1985.	Reference is made to Exhibit 4(c) of Report on Form 10-Q filed June 26, 1985.

3(b)	Restated By-Laws, as amended April 4, 1985.	Reference is made to Exhibit 4(d) of Report on Form 10-Q filed June 26, 1985.

3(c)	Certificate of Amendment of Certificate of Incorporation September 22, 1986.	Reference is made to Exhibit 3(c) of Report on Form 10-K filed January 23, 1987.

3(d)	Certificate of Amendment of Certificate of Incorporation May 30, 1990.	Reference is made to Exhibit 3(d) of Report on form 10-K filed January 25, 1991.

4	Form of Common Stock Certificate.	Reference is made to Exhibit 4(a) of Registration Statement on Form S-1 (Registration No. 2-85585).

10(a)	Max & Erma’s Ltd. Agreement of Limited Partnership, dated May 17, 1972.	Reference is made to Exhibit 10(b) of Registration Statement on Form S-1 (Registration No. 2-85585).

10(b)	First Amendment to Agreement of Limited Partnership of Max & Erma’s Ltd., dated September 9, 1974.	Reference is made to Exhibit 10(b) of Registration Statement on Form S-1 (Registration No. 2-85585).

10(c)*	1992 Stock Option Plan.	Reference is made to Exhibit 10(q) of Report on Form 10-K filed January 25, 1993.

10(d)*	1996 Stock Option Plan.	Reference is made to Exhibit 10(p) of Report on Form 10-K filed January 1996.

10(e)*	2002 Stock Option Plan.	Reference is made to Exhibit 4(a) of Form S-8 filed June 28, 2002.

10(f)*	Indemnification Agreement (form) between Max & Erma’s Restaurants, Inc. and each of its directors.	Reference is made to Exhibit 10.1 of Report on Form 8-K filed June 16, 2006.

10(g)*	Written description of split dollar life insurance program for officers.	Reference is made to footnote 3 to the Summary Compensation Table presented in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders, which is incorporated by Reference herein.

Exhibit
No.	Description	Page No.

10(h)*	Board of Directors’ Resolution adopted November 2, 1987 relating to split dollar life insurance program for officers.	Reference is made to Exhibit 10(dd) of Report on Form 10-K filed January 25, 1993.

10(i)*	Board of Directors’ Resolution adopted October 19, 1992 relating to split dollar life insurance program for officers.	Reference is made to Exhibit 10(ee) of Report on Form 10-K filed January 25, 1993.

10(j)*	Form of Severance Agreement in Event of Change In Control for Senior Executive Officers.	Reference is made to Exhibit 10(m) of Report on Form 10-K filed January 18, 2000.

10(k)*	List of Senior Executive Officers with Severance Agreements in the form of Exhibit 10(j).	Reference is made to Exhibit 10(o) of Report on Form 10-K filed January 16, 2004.

10(l)*	Form of Severance Agreement in Event of Change In Control for Executive Officers.	Reference is made to Exhibit 10(o) of Report on Form 10-K filed January 18, 2000.

10(m)*	List of Executive Officers with Severance Agreements in the form of Exhibit 10(l).

10(n)*	Description of the Material Terms of Max & Erma’s Restaurants, Inc.’s Fiscal 2006 Executive Compensation Program.	Reference is made to Exhibit 10 of Report on Form 8-K filed November 8, 2005.

10(o)*	Description of the Material Terms of Max & Erma’s Restaurants, Inc.’s Fiscal 2007 Executive Compensation Program.	Reference is made to Exhibit 10.1 of Report on Form 8-K filed October 23, 2006.

10(p)*	Independent Contractor Consulting Agreement, dated July 25, 2005, between Max & Erma’s Restaurants, Inc. and Bonnie Brannigan.	Reference is made to Exhibit 10.1 of Report on Form 8-K filed July 28, 2005.

10(q)	Sixth Amended and Restated Revolving Credit Agreement, dated May 4, 2006, between Max & Erma’s Restaurants, Inc. and National City Bank.	Reference is made to Exhibit 10.1 of Report on Form 8-K filed May 9, 2006.

10(r)	Note Purchase Agreement, dated May 5, 2006, between Max & Erma’s Restaurants, Inc. and the purchasers listed on Schedule A attached thereto.	Reference is made to Exhibit 10.2 of Report on Form 8-K filed May 9, 2006.

10(s)*	Employment Agreement, dated May 29, 2006, between Max & Erma’s Restaurants, Inc. and Robert A. Lindeman.	Reference is made to Exhibit 10.1 of Report on Form 8-K filed June 2, 2006.

10(t)*	Severance Agreement in Event of Change In Control, dated May 29, 2006, between Max & Erma’s Restaurants, Inc. and Robert A. Lindeman.	Reference is made to Exhibit 10.2 of Report on Form 8-K filed June 2, 2006.

10(u)*	Schedule of Max & Erma’s Restaurants, Inc.’s Director Fees, effective June 13, 2006.	Reference is made to Exhibit 10.3 of Report on Form 8-K filed June 16, 2006.

10(v)*	Schedule of Max & Erma’s Restaurants, Inc.’s Director Fees, effective commencing with fiscal 2007.	Reference is made to Exhibit 10.2 of Report on Form 8-K filed October 23, 2006.

13	Portions of the Annual Report to Stockholders for the Fiscal Year ended October 29, 2006, incorporated herein by reference (except for those pages which are specifically incorporated by reference, the Company’s Annual Report to Stockholders is not to be deemed as filed as part of this report).

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

Exhibit
No.	Description	Page No.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 15(a)(3) of the Report on Form 10-K.