Form 10-Q
period 2006-02-18
MAX & ERMAS RESTAURANTS INC
filed 2007-03-28
CIK 706471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 18, 2007
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
Registrant’s telephone number, including area code: (614) 431-5800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
     Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 18, 2007, there were 2,554,474 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
MAX & ERMA’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 18, 2007	October 29, 2006
	(UNAUDITED)

ASSETS

Current Assets:
Cash and Equivalents	$2,584,086	$2,491,877
Inventories	1,242,246	1,260,537
Other Current Assets	3,009,657	3,820,938

Total Current Assets	6,835,989	7,573,352

Property — At Cost	105,267,446	103,704,895
Less Accumulated Depreciation and Amortization	54,443,415	52,896,054

Property — Net	50,824,031	50,808,841

Other Assets	14,630,588	13,972,472

Total	$72,290,608	$72,354,665

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current Maturities of Long-Term Obligations	$2,762,976	$2,729,989
Accounts Payable	4,676,121	4,829,677
Accrued Payroll and Related Taxes	2,719,846	2,770,583
Accrued Liabilities	7,091,944	5,925,532

Total Current Liabilities	17,250,887	16,255,781

Long-Term Obligations — Less Current Maturities	41,169,610	43,065,227

Stockholders’ Equity:
Preferred Stock — $.10 Par Value; Authorized 500,000 Shares — None Outstanding
Common Stock — $.10 Par Value; Authorized 5,000,000 Shares, Issued and Outstanding 2,554,474 Shares At 02/18/07 and 2,551,974 Shares at 10/29/06	255,446	255,196
Additional Paid-In Capital	1,069,570	982,697
Retained Earnings	12,545,095	11,795,764

Total Stockholders’ Equity	13,870,111	13,033,657

Total	$72,290,608	$72,354,665

(See notes to interim unaudited condensed consolidated financial statements.)

MAX & ERMA’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Sixteen Weeks Ended
	February 18, 2007	February 19, 2006

REVENUES	$55,520,863	$57,617,407

COSTS AND EXPENSES:
Costs of Goods Sold	13,847,613	14,933,621
Payroll and Benefits	17,469,800	18,174,303
Other Operating Expenses	17,888,307	19,229,282
Pre-Opening Expenses	11,878
Administrative Expenses	4,454,792	4,444,580
Impairment of Assets		504,524

Total Operating Expenses	53,672,390	57,286,310

Operating Income	1,848,473	331,097
Interest Expense	1,069,891	823,853
Minority Interest in Income of Affiliated Partnerships	19,251

INCOME (LOSS) BEFORE INCOME TAXES	759,331	(492,756)
INCOME TAXES (CREDIT)	10,000	(461,000)

NET INCOME (LOSS)	$749,331	$(31,756)

NET INCOME (LOSS) PER SHARE
Basic	$0.29	$(0.01)

Diluted	$0.29	$(0.01)

SHARES OUTSTANDING:
Basic	2,552,867	2,548,866

Diluted	2,552,867	2,548,866

(See notes to interim unaudited condensed consolidated financial statements.)

MAX & ERMA’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Sixteen Weeks Ended
	February 18, 2007	February 19, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$749,331	$(31,756)
Depreciation and amortization	2,440,257	2,500,660
Minority interest in income of Affiliated Partnerships	19,251
Loss on disposition of assets	148,275	66,984
Impairment of fixed assets		45,598
Stock based compensation	66,748	21,988
Decrease in inventories	18,291	121,026
Decrease in accounts payable	(18,724)	(844,432)
Increase in accrued liabilities	1,115,675	694,066
Changes in other assets and liabilities	200,790	(1,127,519)

Net cash provided by operating activities	4,739,894	1,446,615

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(1,280,887)	(1,540,695)
Net decrease (increase) in other assets	(205,704)	9,629

Net cash used by investing activities	(1,486,591)	(1,531,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations	(21,570,352)	(9,548,981)
Proceeds from long-term obligations	18,426,000	9,448,000
Proceeds from exercise of stock options	20,375	64,171
Debt issue costs	(17,866)	(56,147)
Distributions to Minority Interests in Affiliated Partnerships	(19,251)

Net cash used in financing activities	(3,161,094)	(92,957)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	92,209	(177,408)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,491,877	2,910,889

CASH AND EQUIVALENTS AT END OF PERIOD	$2,584,086	$2,733,481

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$1,426,093	$1,310,659
Income taxes	$18,538	$58,478
Non-cash activities:
Property additions financed by accounts payable	$324,177	$288,117
Property addition financed by financing lease obligations	$1,537,500
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

The Company and its Affiliated Partnership each have a 52-53 week fiscal year, which ends on the last Sunday in October. Fiscal 2007 and 2006 each consist of 52 weeks and includes one sixteen-week and three twelve-week quarters.

2.	New Financial Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to eliminate the diversity in practice that exists due to the different definition of fair value and the limited guidance for applying those definitions in accounting principles generally accepted in the United States of America that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 will apply to fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) position EITF 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is Gross Versus Net Presentation) (“EITF 06-3”), that addresses disclosure requirements for taxes assessed by a governmental authority that is both imposed concurrently with a specific revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value-added, and some excise taxes. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted. The Company presents sales and other taxes collected from customers on a net basis, accordingly such taxes are not included in revenues and cost of goods sold.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Quantifying Misstatements (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements requiring the use of both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

3.	Net Income Per Share

Basic income per share amounts are based on the weighted average number of shares of common stock outstanding during the years presented. Diluted income per share amounts are based on the weighted average number of shares of common stock and dilutive stock options outstanding during the periods presented. Options to purchase 288,950 shares of common stock were outstanding at February 18, 2007, but were not included in the computation of diluted earnings per share because exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 296,950 shares were outstanding at February 19, 2006, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the sixteen weeks ended February 19, 2006.

4.	Stock Options

During the sixteen weeks ended February 18, 2007, the Company’s stock option activity and weighted average exercise prices were as follows:

	Shares	Exercise Price
Outstanding, October 29, 2006	228,950	$13.22
Granted	2,500	8.15
Exercised	(2,500)	(8.15)

Outstanding, February 18, 2007	288,950	$13.22

The options granted during the quarter were exercisable and exercised within 30 days of grant date and had an intrinsic value of $10, 200.

Stock-based employee compensation expense for the sixteen weeks ended February 18, 2007 was $66,748 leaving a remaining unrecognized compensation expense at February 18, 2007 of $347,679 to be recognized over a weighted average period of 1.9 years. Stock-based employee compensation expense for the sixteen weeks ended February 19, 2006 was $21,988.

5.	Asset Impairment

During the first quarter of 2006, the Company recorded a $505,000 asset impairment charge related to the closing and write-off of restaurant assets at one restaurant. The charge consisted primarily of the payment of a $440,000 lease termination fee.

6.	Minority Interest in Income of Affiliated Partnership

The Company may absorb deficits in limited partner capital accounts as an expense. If this situation later reverses the Company will recoup that prior expense. This may create variation in the annual allocation of partnership profit and losses.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
          We derive revenues and income from the operation and franchising of restaurants. Our Company-owned and franchised restaurants sell both food and alcoholic beverages. Our restaurants are primarily located in the mid-west, within a 400 mile radius surrounding Columbus, Ohio, our Company’s headquarters, and to a lesser extent in the southeast. Existing franchised restaurants tend to be located on the outer edge of the mid-west, e.g., Philadelphia, Green Bay, and St. Louis, with selective markets or locations within the mid-west also operated by franchisees. In late 2005, we signed a ten-restaurant franchise development agreement for Las Vegas, Nevada. The first Las Vegas location is scheduled to open in the third quarter of 2007. In 2006, we hired a Director of Franchise Development to more aggressively market franchises because we believe it is a key element of our growth. During the first quarter of 2007, we signed a four-restaurant franchise development agreement for the Coastal Carolinas and a ten-restaurant agreement for Southeast Florida. Franchisees generally pay an initial franchise fee of $40,000 per location, plus an annual royalty of 4% of sales. We anticipate that each additional franchised location will pay annual royalties of approximately $100,000.
          We generally lease the real estate for our restaurants and invest approximately $1.0 million dollars in furniture, fixtures, and equipment and building costs not totally funded by landlords. In 2006, we opened one restaurant. Our cash investment in that restaurant was only $767,000 because we lease the real estate. We expect that the average cash investment in future restaurants will be between $750,000 and $1.0 million as all restaurants are expected to be leased. We anticipate that new restaurants will generate annual sales of approximately $2.5 million each and an average restaurant level profit of at least $300,000.
          The restaurant industry is very competitive. We typically compete favorably with several larger, national restaurant chains in most of our locations. Nonetheless the amount of competition is one of the most significant factors affecting the success of a restaurant location. While we seek out less competitive sites, highly successful locations quickly attract competition, which may affect sales. Since late 2004 and continuing through the first quarter of 2007, same-store sales have been negative. Increased competition is a major factor affecting same-store sales. Other factors such as the mid-western economy, gas prices, utility costs and rising interest rates may also have affected consumer spending at casual dining restaurants. At the start of 2006, we established a plan to increase average unit sales volumes by approximately 15% over a five-year period. This plan includes i) exiting lower sales volume restaurants generally at the end of leases if the outlook for sales improvement is low, ii) remodeling approximately five locations per year to our new prototype look, iii) opening higher sales volume locations at a controlled pace and iv) generating same-store sales increases from improved operations and effective marketing.
          In 2004 and 2005 we experienced a significant rise in cost of goods sold, as a percentage of revenues, due to sharply rising commodity prices. Our approach to rising commodity prices has always been to cautiously raise prices periodically at a rate consistent with inflation and not over react to shorter-term price spikes. As a result of this policy, we have generally maintained a gradually declining cost of sales percentage. This approach along with improved purchasing and more favorable commodity prices has allowed us to reduce our cost of sales percentage to the low end of its historical range at 25.4% for 2006 and 24.9% for the first quarter of 2007.
          We have also experienced sharply rising healthcare and worker’s compensation insurance costs over the past several years. We have implemented several safety incentives and began self-funding our Ohio Worker’s Compensation insurance effective late in the fourth quarter of 2004. We believe this program lowered worker’s compensation expense for our Ohio restaurants and we have maintained the expense at the reduced level since 2005. During the first quarter of 2004, we implemented a new health insurance program and increased our employee contribution rates in an effort to reduce our health insurance costs. By increasing employee contribution levels in 2005 and 2006, we reduced health insurance costs 6.5% in 2006 and 12% in the first quarter of 2007. We believe that the rising cost of healthcare will continue to be a challenge.
          We have debt borrowings of approximately $27.9 million. Three fourths of the related notes carry variable interest rates. As a result, our Company is exposed to a risk associated with rising interest rates. Rising interest rates in 2006 resulted in higher interest expense and reduced profitability. Further increases in interest rates could subject us to even higher interest expense during 2007. The remaining debt is a $7.0 million senior subordinated note issued on May 5, 2006. The note carries a fixed interest rate of 14.5%. The principal balance of the note is due May 5, 2012.
          As a result of the reduced debt service resulting from our second quarter 2006 debt restructuring and the increased availability under our credit line, we anticipate an increased growth rate in 2007 to three restaurants. Presently, we expect annual debt service and replacement capital expenditures will total approximately $6.4 million per year. The availability of landlord construction allowances and the sale-leaseback of real estate, both of which result in a reduced cash investment per new restaurant, will likely affect our future growth rate.

YEAR-TO-YEAR COMPARISONS AND ANALYSIS
RESULTS OF OPERATIONS
The following table sets forth our operating results as a percentage of revenues:

	Sixteen Weeks Ended
	February 18, 2007	February 19, 2006
Revenues	100.0%	100.0%
Cost of Goods Sold	(24.9)	(25.9)
Payroll & Benefits	(31.5)	(31.5)
Other Operating Expenses	(32.2)	(33.4)
Pre-Opening Expenses	—	—
Impairment of Assets	—	(0.9)
Administrative Expenses	(8.0)	(7.7)
Interest Expense	(2.0)	(1.4)
Income Tax Credit (Expense)	—	0.8

Net Income	1.4%	0.0%

REVENUES
          Revenues for the first quarter of 2007 declined $2,097,000 or 3.6% from the first quarter of 2006. The decrease was a result of a $1,959,000 or 3.7% decline in sales at restaurants opened at least eighteen months and harsh winter weather during the final four weeks of the first quarter of 2007 which resulted in approximately $400,000 of lost sales, primarily on Valentine’s Day. Sales at a new restaurant opened in late 2006 offset the loss of sales from two restaurants closed during 2006 and one that closed during the first quarter of 2007. Franchise fees and royalties increased 42% to $738,000 for the first quarter of 2007 from $520,000 for the first quarter of 2006, due to the opening of three franchised restaurants during the first quarter of 2007.
          During the first quarter of 2007, the per person guest check average increased 6.8% due to an approximately 3.0% ($1.4 million) menu price increase over 2006 and the introduction of higher priced menu items. A decline in customer counts of 9.9% more than offset the check average increase and resulted in the 3.7% decrease in same-store sales. The decline in customer counts is a result of problems affecting consumer spending and the casual dining industry, such as gas prices, utility costs, interest rates and the overall economy. Our sales are further impacted by our concentration of restaurants in the mid-west, where the economy significantly lags the national economy. Additionally, during the first quarter of 2007, we curtailed the use of television advertising. As a result, the cost of television advertising declined $560,000, or approximately 90%, from the first quarter of 2006 to the first quarter of 2007. We believe some portion of our customer count and same-store sales decline was related to the reduction in television advertising. We also believe that the advertising was not cost effective as restaurant profit margins and profit dollars improved over last year and that some of that improvement was a result of reduced advertising expense.

          We expect to open three restaurants in the fourth quarter of 2007 and three additional restaurants in 2008. We were under contract to purchase or lease four sites at the end of the first quarter of 2007 and are negotiating for the purchase of three additional locations.
          We also expect continued increases in franchise fees and royalties. The number of franchised restaurants increased from twenty-two at the end of the first quarter of 2006 to twenty-four at the end of the first quarter of 2007. Three franchised restaurants closed during 2006. Two of the closed franchised locations were test sites on the Ohio Turnpike involving limited table service and no alcoholic beverages. Ultimately, the locations did not generate sufficient sales to expand the test and the locations were closed. One franchised restaurant opened in the Detroit, Michigan airport, during the second quarter of 2006. Three franchised restaurants opened during the first quarter of 2007 in Findlay, Ohio, the Norfolk Hilton Hotel, and the Virginia Beach Doubletree Hotel. We anticipate the opening of five additional franchise restaurants during the remainder of 2007. During the first quarter of 2007, the Company signed franchise area development agreements for four restaurants in the Coastal Carolinas and ten restaurants in Southeastern Florida.
COSTS AND EXPENSES
          Cost of goods sold, as a percentage of revenues, decreased from 25.9% for the first quarter of 2006 to 24.9% for the first quarter of 2007. The decrease was primarily due to the fact that the bundled discount in last year’s “Pick Three” promotion (approximately 30%) was higher than the discount built into 2007’s “Three Degrees of Temptation” promotion (approximately 15%) and a 3% menu price increase from the first quarter of 2006. Most commodity prices remained at approximately last year’s level.
          Payroll and benefits, as a percentage of revenues, remained at 31.5% for both the first quarter of 2006 and the first quarter of 2007. Payroll expense rose approximately 10 basis points (approximately $55,000) in the first quarter of 2007 due to the decline in same-store sales during the quarter, particularly the weather related decline during the last four weeks of the quarter and due to the increase in the Ohio minimum wage (approximately $180,000), which went into effect January 1, 2007. We expect some upward pressure on payroll expense during the remainder of the year due to the wage increase in Ohio. Benefits expense declined approximately 10 basis points (approximately $55,000) due to a combined 18% or $165,000 reduction in our Worker’s Compensation and health insurance expense, due in part to more accurately matching employee contribution levels for health insurance to rising health care costs, some of which was offset by higher employment taxes.
          Other operating expenses, as a percentage of revenues, decreased from 33.4% for the first quarter of 2006 to 32.2% for the first quarter of 2007. The reduction was primarily a result of a $407,000 (0.6%, as a percentage of revenues) decline in advertising expense, as we curtailed the use of television advertising and a $320,000 (0.4%, as a percentage of revenues) reduction in the cost of natural gas due to a decline in market prices and a $137,000 (0.2%, as a percentage of revenues) reduction in credit card fees resulting from the receipt of a settlement in the VISA/MasterCard class action lawsuit.
          Pre-opening expenses, as a percentage of revenues, remained at 0% for the first quarter of 2006 and 2007 as no restaurants were opened during the first quarter of either year.
ASSET IMPAIRMENT
          During the first quarter of 2006, we recorded a $505,000 asset impairment charge related to the closing and write-off of restaurant assets at one restaurant. The charge consisted primarily of the payment of a $440,000 lease termination fee. The restaurant had operating losses of $146,000, including the cost of closing, during the first quarter of 2006.
ADMINISTRATIVE EXPENSES
          Administrative expenses remained almost unchanged in dollar terms at $4.45 million for both the first quarter of 2006 and 2007. Administrative expenses, as a percentage of revenues, increased from 7.7% for the first quarter of 2006 to 8.0% for the first quarter of 2007 due to the decline in total revenues. Administrative expenses include stock based compensation totaling approximately $67,000 and $22,000 for the first quarter of 2007 and 2006, respectively.
INTEREST EXPENSE
          Interest expense increased 30% from the first quarter of 2006 to the first quarter of 2007 due to the increase in the prime interest rate and LIBOR and the issuance of a higher rate senior subordinated note in the second quarter of 2006. The interest rate under our revolving credit agreement is based upon the ratio of bank indebtedness plus rent expense multiplied by 8 to earnings before interest, taxes, depreciation, amortization and rent expense. Based upon results for fiscal 2005 and 2006, the interest rate under our credit agreement was LIBOR plus 3.5% or prime plus 3/4 percent for both 2006 and 2007. As a result of increases in prime and LIBOR, the interest rate under our revolving credit agreement was 9.0% at February 18, 2007 as compared to 8.25% at February 19, 2006.
          Total interest bearing debt (excluding lease obligations) decreased from $31.6 million at February 19, 2006 to $27.9 million at February 18, 2007. The decrease was due to scheduled principal amortization and a reduction in the outstanding balance of our revolving credit line. As a result of our May 5, 2006 debt restructuring, one of two term loans was repaid in full. The interest rate on both the second term loan, with a $11.0 million balance at February 18, 2007 and our revolving credit line, with a $9.9 million balance at February 18, 2007 was 9.0%. The interest rate on the $7.0 million senior subordinated note issued May 5, 2006 was fixed at 14.5%. At February 19, 2006, the interest rate on the $31.6 million balance outstanding under our revolving credit agreement was 9.0%. As a result of the higher interest rate on our senior subordinated note, we anticipate an approximate 30% increase in our interest expense for the second quarter of 2007, after which we will lap the issuance date of the note. During the first quarter of 2007, we incurred a $1.5 million financing lease obligation, with an 8.35% fixed interest rate, in connection with the funding of construction costs for our Springboro, Ohio restaurant, which opened in October 2006. We anticipate that subsequent to the second quarter of 2007, interest expense will decline as we reduce the outstanding balance of our term loan.
          There was essentially no construction period interest capitalized during either the first quarter of 2006 or 2007. There was no new construction activity during either quarter.
INCOME TAXES
          For the sixteen weeks of 2007, the FICA tax on tips and work opportunity tax credits of $462,000 essentially offset our income tax expense. For the sixteen weeks of 2006, we reported a tax credit of $461,000, which reflects the tax benefit of the reported loss before income taxes and the FICA tax on tips credit of approximately $300,000. We believe we have appropriately estimated the effect of the FICA tax on tips credit on our tax provisions. However, unusual fluctuations in pre-tax income or a pre-tax loss make this a difficult calculation and may cause our effective tax rate on tax credits to vary from quarter to quarter.
LIQUIDITY AND CAPITAL RESOURCES
          Our working capital ratio declined from at 0.5 to 1 at October 29, 2006 to 0.4 to 1 at February 18, 2007. The decline was due to the collection of a $1.5 million receivable early in the first quarter of 2007 for reimbursement of the construction costs of a restaurant which opened late in the fourth quarter of 2006. Historically, we have been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.
          During the first quarter of 2007, we expended approximately $1,281,000 for property additions and $21,570,000 to reduce long-term obligations and increased cash on hand by $92,000. Funds for such expenditures were provided primarily by $18,426,000 from proceeds of long-term obligations and $4,740,000 from operations. We routinely draw down and repay balances under our revolving credit agreement, the gross amounts of which are included in the above numbers.
          We intend to open three Max & Erma’s restaurants during the fourth quarter of 2007 and three per year thereafter. At February 18, 2007, we were contractually committed to the purchase of four sites. Three additional sites had been approved and were in some stage of negotiations.
          The estimated cost to complete the restaurants that we are contractually committed to is approximately $10.2 million as of February 18, 2007. Additionally, we plan to remodel up to five restaurants per year at an estimated cost of $200,000 per remodel. Funding for new restaurants and restaurant remodels is expected to be provided by cash flow from operations, the sale-leaseback of real estate under financing lease obligations, landlord construction allowances and our revolving credit line. At February 18, 2007, we had approximately $5.1 million available under our $15.0 million revolving credit line, and $2.5 million of landlord construction allowances committed to us. On March 2, 2007, we received a $10.0 million sale-leaseback commitment for four new restaurants.

Typically, these have been the sources of funding for capital expenditures and we expect that they will remain so.
          In addition to expenditures for new restaurants, our other significant uses of cash are for fixed asset replacements and debt repayment. We expect to expend approximately $4.0 million and $2.4 million annually on fixed asset replacement and debt repayment, respectively. We believe that cash flow from operations will be sufficient to fund these expenditures and that remaining cash flow from operations along with our other cash sources will be sufficient to fund expenditures for new restaurants.
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
Self-Insurance Reserves
          We self fund our health insurance and worker’s compensation insurance for the State of Ohio. Both programs include stop loss coverage, which limits our loss exposure to maximum amounts for any single claim. Additionally, both programs are administered by independent third-party administrators. At the end of each reporting period, we review the adequacy of our reserves for future claims based upon either reserves established by the administrator or the history and timing of claim payments. Based upon our review, the reserve is adjusted to the appropriate level.

Income Taxes and Deferred Tax Asset
          We have accounted for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” In doing so, we have recorded a deferred tax asset in excess of $11,000,000 (included in other assets). The major components of the deferred tax asset are the tax effect of expensing rent and depreciation for financial reporting purposes in excess of that expensed for tax purposes and the FICA tax on tips credit. Annually, we assess the realization of the deferred tax assets based upon recent trends in income, income projections for future years, projected book/tax differences in the items comprising our deferred tax assets and the future expiration dates of tax credits. Based upon our most recent assessment, we believe that we will realize the full value of our deferred tax asset.
INFLATION
          We believe the effects of inflation have not had a material impact on our results of operations.
SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
          This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “plan,” “anticipate,” “believe,” “expect,” “estimate,” and “project” and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding additional franchise royalties from new franchised locations (paragraph 1 and 12), expectations regarding our average cash investment in new restaurants (paragraph 2), annual sales at new Company-owned locations (paragraph 2), the belief that self-funding our Ohio Worker’s Compensation insurance lowered our worker’s compensation expense (paragraph 5), the belief that rising costs of healthcare will continue to be a challenge (paragraph 5), the anticipated increase in our growth rate as a result of our debt restructuring (paragraph 7), the expectation that annual debt service and replacement capital expenditures will total $6.4 million (paragraph 7), the belief that some portion of our customer count and same-store sales decline was a result of reduced television advertising (paragraph 10), the belief that television advertising was not cost effective (paragraph 10), the expectation of future restaurant openings (paragraph 11 and 25), the expectation of increased franchise fees and royalties and the opening of franchised restaurants (paragraph 12), the expectation that the increase in the Ohio minimum wage will cause upward pressure on payroll expense (paragraph 14), the anticipated increase in interest expense during the second quarter of 2007 and the decline thereafter (paragraph 20), the belief that we have appropriately estimated the effect of the FICA tax on tips credit (paragraph 22), the estimated cost to complete restaurants currently under contract (paragraph 26), the planned remodeling of five restaurants per year (paragraph 26), the source of funds for new restaurants and restaurant remodels (paragraph 26), the expectation that we will expend $4.0 million and $2.4 million on fixed asset replacements and debt service, respectively (paragraph 27), the belief that cash flow from operations and our other cash sources will be sufficient to meet our cash needs

(paragraph 27), the belief that we will realize the full value of our deferred tax asset (paragraph 32) and the belief that inflation had no material impact on our results of operations (paragraph 33).
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
Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Our Company’s primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit agreement, which permits borrowings up to $26.0 million. At February 18, 2007, there was approximately $20.9 million outstanding under the agreement. A one-percentage point increase in interest rates would increase annual interest expense by approximately $209,000 annually.
          We purchase certain products in the normal course of business, which are affected by commodity prices. These products may include food items such as ground beef, steak, chicken, produce, cheese, and shrimp, or commodities such as natural gas and electricity. We are exposed to market price volatility on these items. We do not utilize financial instruments to hedge our risk associated with these commodities. In an effort to minimize price volatility, we may enter into purchasing contracts for periods of time of a year or less at fixed prices or with floor and ceiling prices. Approximately 80% of all food items purchased for our restaurants are purchased under some type of contract that attempts to minimize price volatility. Prolonged price increases could impact our profitability, but would allow sufficient time to seek alternative suppliers or to increase selling prices, if possible.
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
          Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended February 18, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

March 28, 2007
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