Form 10-Q
period 2007-05-13
MAX & ERMAS RESTAURANTS INC
filed 2007-06-20
CIK 706471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 13, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of May 13, 2007, there were 2,554,474 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
MAX & ERMA’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 13, 2007
	(UNAUDITED)	October 29, 2006
ASSETS

Current Assets:
Cash and Equivalents	$2,809,072	$2,491,877
Inventories	1,274,500	1,260,537
Other Current Assets	2,968,747	3,820,938

Total Current Assets	7,052,319	7,573,352

Property — At Cost	106,998,310	103,704,895
Less Accumulated Depreciation and Amortization	55,617,931	52,896,054

Property — Net	51,380,379	50,808,841

Deferred Income Taxes and Other Assets	14,790,109	13,972,472

Total	$73,222,807	$72,354,665

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current Maturities of Long-Term Obligations	$2,764,393	$2,729,989
Accounts Payable	5,729,105	4,829,677
Accrued Payroll and Related Taxes	2,661,740	2,770,583
Accrued Liabilities	6,502,082	5,925,532

Total Current Liabilities	17,657,320	16,255,781

Long-Term Obligations — Less Current Maturities	41,731,609	43,065,227

Stockholders’ Equity:
Preferred Stock — $.10 Par Value;
Authorized 500,000 Shares — None Outstanding
Common Stock — $.10 Par Value;
Authorized 5,000,000 Shares, Issued and Outstanding 2,554,474 Shares at 05/13/07 and 2,551,974 Shares at 10/29/06	255,446	255,196
Additional Paid-In Capital	1,135,154	982,697
Retained Earnings	12,443,278	11,795,764

Total Stockholders’ Equity	13,833,878	13,033,657

Total	$73,222,807	$72,354,665

(See notes to interim unaudited condensed consolidated financial statements.)

MAX & ERMA’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	May 13, 2007	May 14, 2006	May 13, 2007	May 14, 2006

REVENUES	$41,134,932	$42,781,321	$96,655,791	$100,398,728

COSTS AND EXPENSES:
Costs of Goods Sold	10,312,159	10,819,642	24,159,772	25,753,263
Payroll and Benefits	13,443,100	13,773,438	30,912,900	31,947,741
Other Operating Expenses	13,874,815	14,116,571	31,763,122	33,345,853
Pre-Opening Expenses	1,190	8,149	13,068	8,149
Impairment of Assets				504,524
Administrative Expenses	3,224,615	3,408,131	7,679,407	7,852,711

Total Operating Expenses	40,855,879	42,125,931	94,528,269	99,412,241

Operating Income	279,053	655,390	2,127,522	986,487
Interest Expense	771,614	646,202	1,841,505	1,470,055
Minority Interest in Income of Affiliated Partnerships	19,252	38,503	38,503	38,503

INCOME (LOSS) BEFORE INCOME TAXES	(511,813)	(29,315)	247,514	(522,071)

INCOME TAXES (CREDIT)	(410,000)	(191,000)	(400,000)	(652,000)

NET INCOME (LOSS)	$(101,813)	$161,685	$647,514	$129,929

NET INCOME (LOSS) PER SHARE
Basic	$(0.04)	$.06	$0.25	$0.05

Diluted	$(0.04)	$.06	$0.25	$0.05

SHARES OUTSTANDING:
Basic	2,555,664	2,551,974	2,554,066	2,550,198

Diluted	2,555,664	2,556,195	2,554,066	2,559,169

(See notes to interim unaudited condensed consolidated financial statements.)

MAX & ERMA’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Twenty-eight Weeks Ended
	May 13, 2007	May 14, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$647,514	$129,929
Depreciation and amortization	4,243,527	4,359,082
Minority interest in income of Affiliated Partnerships	38,503	38,503
Loss on disposition of assets	183,276	148,649
Impairment of fixed assets		45,598
Stock based compensation	132,332	46,269
Decrease (increase) in inventories	(13,963)	194,568
Increase (decrease) in accounts payable	495,783	(1,184,503)
Increase (decrease) in accrued liabilities	467,707	(246,209)
Changes in other assets and liabilities	(158,201)	(1,262,615)

Net cash provided by operating activities	6,036,478	2,269,271

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(3,237,650)	(2,326,157)
Proceeds from sale of assets	46,716
Net decrease (increase) in other assets	(87,490)	24,764

Net cash used by investing activities	(3,278,424)	(2,301,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations	(36,229,258)	(24,943,097)
Proceeds from long-term obligations	33,825,000	25,767,000
Proceeds from exercise of stock options	20,375	64,171
Debt issue costs	(18,473)	(606,813)
Distributions to minority interests in Affiliated Partnerships	(38,503)	(38,503)

Net cash provided by (used by) financing activities	(2,440,859)	242,758

NET INCREASE IN CASH AND EQUIVALENTS	317,195	210,636
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,491,877	2,910,889

CASH AND EQUIVALENTS AT END OF PERIOD	$2,809,072	$3,121,525

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$2,200,447	$1,550,922
Income taxes	$22,832	$12,188
Non-cash activities:
Property additions financed by accounts payable	$784,029	$553,583
Property additions financed by financing lease obligations	$1,537,500
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
The Company and its Affiliated Partnership each have a 52-53 week fiscal year, which ends on the last Sunday in October. Fiscal 2007 and 2006 each consists of 52 weeks and include one sixteen-week and three twelve-week quarters.
2.	New Financial Accounting Standards
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), to eliminate the diversity in practice that exists due to the different definition of fair value and the limited guidance for applying those definitions in accounting principles generally accepted in the United States of America that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 will apply to fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.
In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) position EITF 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is Gross Versus Net Presentation)” (“EITF 06-3”), that addresses disclosure requirements for taxes assessed by a governmental authority that is both imposed concurrently with a specific revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value-added, and some excise taxes. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted. The Company presents sales and other taxes collected from customers on a net basis, accordingly such taxes are not included in revenues and cost of goods sold.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Quantifying Misstatements” (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements requiring the use of both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s financial statements.
In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities,” to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.” An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.
3.	Net Income Per Share
Basic income per share amounts are based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted income per share amounts are based on the weighted average number of shares of common stock and dilutive stock options outstanding during the periods presented. Options to purchase 391,450 shares of common stock were outstanding at May 13, 2007, however no options were included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares or the assumed proceeds resulted in a lower number of shares outstanding and, therefore, the effect would be antidilutive. Options to purchase 305,950 shares of common stock were outstanding at May 14, 2006, but options to purchase 296,979 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The difference between basic shares outstanding and diluted shares outstanding were as follows:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	May 13, 2007	May 14, 2006	May 13, 2007	May 14, 2006
Basic Shares Outstanding	2,555,664	2,551,974	2,554,066	2,550,198

Dilutive Effect of Stock Options		4,221		8,971

Diluted Shares Outstanding	2,555,664	2,556,195	2,554,066	2,559,169

4.	Stock Options
During the twenty-eight weeks ended May 13, 2007, the Company’s stock option activity and weighted average exercise prices were as follows:

	Shares	Exercise Price
Outstanding, October 29, 2006	288,950	$13.22
Granted	105,000	8.48
Exercised	(2,500)	(8.15)

Outstanding, May 13, 2007	391,450	$11.98

The options granted during the second quarter of 2007 and not exercised were on 102,500 shares and had an intrinsic value of $25,625 and a fair market value of $217,500.
Stock-based employee compensation expense for the twenty-eight weeks ended May 13, 2007 was $132,332 leaving a remaining unrecognized compensation expense at May 13, 2007 of $501,268 to be recognized over a weighted average period of 4.03 years. Stock-based employee compensation expense for the twenty-eight weeks ended May 14, 2006 was $46,269.
5.	Income Taxes
During the twenty-eight weeks ended May 13, 2007, the Company recorded a tax credit of $400,000, which reflects the benefit of the FICA tax on tips credit of approximately $500,000. A valuation allowance against deferred assets at May 13, 2007 is not considered necessary because it is not more likely than not the deferred tax asset will not be fully realized.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
          We derive revenues and income from the operation and franchising of restaurants. Our Company-owned and franchised restaurants sell both food and alcoholic beverages. Our restaurants are primarily located in the mid-west, within a 400 mile radius surrounding Columbus, Ohio, our Company’s headquarters, and to a lesser extent in the southeast. Existing franchised restaurants tend to be located on the outer edge of the mid-west, e.g., Philadelphia, Richmond, Virginia and St. Louis, with selective markets or locations within the mid-west also operated by franchisees. In late 2005, we signed a ten-restaurant franchise development agreement for Las Vegas, Nevada. The first Las Vegas location is scheduled to open in the first quarter of 2008. In 2006, we hired a Director of Franchise Development to more aggressively market franchises because we believe it is a key element of our growth. During the first quarter of 2007, we signed a four-restaurant franchise development agreement for the Coastal Carolinas and a ten-restaurant agreement for Southeast Florida. Franchisees generally pay an initial franchise fee of $40,000 per location, plus an annual royalty of 4% of sales. We anticipate that each additional franchised location will pay annual royalties of approximately $100,000.
          We generally lease the real estate for our restaurants and invest approximately $1.0 million dollars in furniture, fixtures, and equipment and building costs not totally funded by landlords. In 2006, we opened one restaurant. Our cash investment in that restaurant was $1,033,000 because we lease the real estate. We expect that the average cash investment in future restaurants will be between $750,000 and $1.0 million as all restaurants are expected to be leased. We anticipate that new restaurants will generate annual sales of approximately $2.5 million each and an average restaurant level profit of at least $300,000.
          The restaurant industry is very competitive. We typically compete favorably with several larger, national restaurant chains in most of our locations. Nonetheless the amount of competition is one of the most significant factors affecting the success of a restaurant location. While we seek out less competitive sites, highly successful locations quickly attract competition, which may affect sales. Since late 2004 and continuing through the second quarter of 2007, same-store sales have been negative. Increased competition is a major factor affecting same-store sales. Other factors such as the mid-western economy, gas prices, utility costs and rising interest rates may also have affected consumer spending at casual dining restaurants. At the start of 2006, we established a plan to increase average unit sales volumes by approximately 15% over a five-year period. This plan includes i) exiting lower sales volume restaurants generally at the end of leases if the outlook for sales improvement is low, ii) remodeling approximately five locations per year to our new prototype look, iii) opening higher sales volume locations at a controlled pace and iv) generating same-store sales increases from improved operations and effective marketing.

          Periodically we experienced fluctuations in cost of goods sold, as a percentage of revenues, due to rising commodity prices. Our approach to rising commodity prices has always been to cautiously raise prices periodically at a rate consistent with inflation and not over react to shorter-term price spikes. As a result of this policy, we have generally maintained a gradually declining cost of sales percentage. This approach along with improved purchasing and more favorable commodity prices has allowed us to reduce our cost of sales percentage to the low end of its historical range at 25.4% for 2006 and 25.0% for the first half of 2007.
          We have experienced sharply rising health insurance costs over the past several years. During the first quarter of 2004, we implemented a new health insurance program and increased our employee contribution rates in an effort to reduce our health insurance costs. By increasing employee contribution levels in 2005 and 2006, we reduced health insurance costs 6.5% in 2006 and 23% year-to-date in 2007. We believe that the rising cost of healthcare will continue to be a challenge.
          We have debt borrowings of approximately $28.7 million. Three fourths of the related notes carry variable interest rates. As a result, our Company is exposed to a risk associated with rising interest rates. Rising interest rates in 2006 resulted in higher interest expense and reduced profitability. Further increases in interest rates could subject us to even higher interest expense during 2007. The remaining debt is a $7.0 million senior subordinated note issued on May 5, 2006. The note carries a fixed interest rate of 14.5%. The principal balance of the note is due May 5, 2012.
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

YEAR-TO-YEAR COMPARISONS AND ANALYSIS
RESULTS OF OPERATIONS
The following table sets forth our operating results as a percentage of revenues:

	Twelve	Twelve	Twenty-eight	Twenty-eight
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	May 13, 2007	May 14, 2006	May 13, 2007	May 14, 2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	(25.1)	(25.3)	(25.0)	(25.7)
Payroll & Benefits	(32.7)	(32.2)	(32.0)	(31.8)
Other Operating Expenses	(33.7)	(33.0)	(32.9)	(33.2)
Pre-Opening Expenses	—	—	—	—
Impairment of Assets	—	—	—	(0.5)
Administrative Expenses	(7.8)	(7.9)	(7.9)	(7.8)
Interest Expense	(1.9)	(1.5)	(1.9)	(1.5)
Minority Interest	—	(0.1)	—	—
Income Tax Credit	1.0	0.4	0.4	0.6

Net Income (Loss)	(0.2)%	0.4%	0.7%	0.1%

REVENUES
          Revenues for the second quarter of 2007 decreased $1,646,000 or 3.8% from the second quarter of 2006. The decrease was a result of i) the closing of one restaurant during the fourth quarter of 2006 and one during the first quarter of 2007 and ii) a $1,397,000 or 3.4% decline in sales at restaurants opened at least eighteen months, the effect of which was partially offset by the opening of one higher sales volume restaurant in late 2006 and a 15% increase in franchise fees and royalties from $426,000 for the second quarter of 2006 to $482,000 for the second quarter of 2007. No Company-owned or franchised restaurants opened during the second quarter of 2007.
          Year-to-date revenues decreased $3.7 million or 3.7% from 2006 to 2007. The decrease was a result of the closing of two restaurants during 2006 and one during the first quarter of 2007 and a $3,235,000 or 3.5% decline in same-store sales from 2006 to 2007. Year-to-date franchise royalties increased 30% to $1,220,000 for 2007 from $940,000 for 2006.
          During the second quarter of 2007, we closed two above average sales volume locations for remodeling to our new prototype look for a combined 25 days. In the comparable time period last year, the two restaurants reported sales of $164,000 during that period. During the first three weeks of the third quarter of 2007, the two restaurants reported a 15% or $43,000 same-store sales increase. Additionally, all seven restaurants remodeled to date to the new prototype look, reported a combined same-store sales increase of 4.8% for the first three weeks of the third quarter of 2007. We believe the remodeling of restaurants to the new prototype look is a key to improving same-store sales.

          During 2007, the per person guest check average increased 6.3% due to an approximately 3.0% ($2.8 million) menu price increase over 2006 and the introduction of higher priced menu items. However, a decline in customer counts of 9.5% more than offset the check average increase and resulted in the 3.7% decrease in same-store sales. We believe that the decline in customer counts is primarily the result of problems affecting consumer spending and the casual dining industry, such as gas prices, utility costs, interest rates and the overall economy. Our sales are further impacted by our concentration of restaurants in the mid-west, where the economy significantly lags the national economy. Additionally, during the first quarter of 2007, we curtailed the use of television advertising. As a result, the cost of television advertising declined $650,000 or approximately 83%, from 2006 to 2007. We believe some portion of our customer count and same-store sales decline was related to the reduction in television advertising. We also believe that the advertising was not cost effective as year-to-date restaurant profit margins and profit dollars improved over last year and that some of that improvement was a result of reduced advertising expense.
          We expect to open three restaurants in the fourth quarter of 2007 and three additional restaurants in 2008. We were under contract to purchase or lease four sites at the end of the second quarter of 2007 and are negotiating for the purchase of three additional locations.
          We also expect continued increases in franchise fees and royalties. The number of franchised restaurants at the end of the second quarter of 2007 and 2006 remained at twenty-three. Three franchised restaurants closed during 2006. Two of the closed franchised locations were test sites on the Ohio Turnpike involving limited table service and no alcoholic beverages. Ultimately, the locations did not generate sufficient sales to expand the test and the locations were closed. One franchised restaurant opened in the Detroit, Michigan airport, during the second quarter of 2006. Three franchised restaurants opened during the first quarter of 2007 in Findlay, Ohio, the Norfolk Hilton Hotel, and the Virginia Beach Doubletree Hotel. One franchised restaurant closed during the second quarter of 2007 in Green Bay, Wisconsin. We anticipate the opening of four additional franchise restaurants during the remainder of 2007. During the first quarter of 2007, the Company signed franchise area development agreements for four restaurants in the Coastal Carolinas and ten restaurants in Southeastern Florida.
COSTS AND EXPENSES
          Cost of goods sold, as a percentage of revenues, decreased from 25.3% for the second quarter of 2006 to 25.1% for the second quarter of 2007 due to a 40 basis point ($165,000) reduction in meat cost and 50 basis point ($205,000) reduction in seafood costs. Year-to-date cost of goods sold, as a percentage of revenues, decreased from 25.7% for 2006 to 25.0% for 2007. The decrease was primarily due to the fact that the bundled discount in last year’s first quarter “Pick Three” promotion (approximately 30%) was higher than the discount built into 2007’s “Three Degrees of Temptation” promotion (approximately 15%). A 3% menu price increase over last year also helped reduce cost of goods sold, as a percentage of revenues, for both the quarter and year-to-date periods.
          Payroll and benefits, as a percentage of revenues, increased from 32.2% for the second quarter of 2006 to 32.7% for the second quarter of 2007. Payroll expense rose approximately 90 basis points ($370,000) in the second quarter of 2007 due to the decline in same-store sales during the quarter and due to the increase in the Ohio minimum wage (approximately $200,000), which went into effect January 1, 2007. Benefits expense declined approximately 40 basis points (approximately $200,000) due primarily to reduced healthcare costs. Year-to-date, payroll and benefits increased from 31.8% for 2006 to 32.0% for 2007. The year-to-date increase was due to the effect of the Ohio minimum wage increase referred to above (approximately $380,000) which was partially offset by a combined 23% or $410,000 decline in Worker’s Compensation and health insurance expense.
          Other operating expenses, as a percentage of revenues, increased from 33.0% for the second quarter of 2006 to 33.7% for the second quarter of 2007. The increase was primarily a result of higher utilities and repair and maintenance expenses, each of which was up approximately 40 basis points or $140,000 over the second quarter of 2006. Year-to-date, other operating expenses as a percentage of revenues declined from 33.2% for 2006 to 32.9% for 2007. The reduction was a result of a $525,000 (0.5%, as a percentage of revenues) decline in advertising expense, as we curtailed the use of television advertising and reduced menu ($143,000) and linen ($155,000) expense. These reductions were partially offset by higher repair and maintenance expense ($120,000 or 0.2% as a percentage of revenues) and the effect of declining same-store sales on fixed expenses.
          Pre-opening expenses, as a percentage of revenues, remained at 0% for the quarter and year-to-date periods of both years as no restaurants were opened during the first half of either year.
ASSET IMPAIRMENT
          During the first quarter of 2006, we recorded a $505,000 asset impairment charge related to the closing and write-off of restaurant assets at one restaurant. The charge consisted primarily of the payment of a $440,000 lease termination fee. The restaurant had operating losses of $146,000, including the cost of closing, during the first quarter of 2006.
ADMINISTRATIVE EXPENSES
          Administrative expenses, as a percentage of revenues, remained relatively stable at approximately 7.9% over the periods reported. In dollar terms, administrative expenses declined slightly for both the quarter and year-to-date periods. Administrative expenses include stock based compensation totaling approximately $65,000 and $24,000 for the second quarter of 2007 and 2006, respectively, and $132,000 and $46,000 for the year-to-date periods of 2007 and 2006, respectively.

INTEREST EXPENSE
          Interest expense increased 19% from the second quarter of 2006 to the second quarter of 2007 and 25% year-to-date due to the increase in the prime interest rate and LIBOR and the issuance of a higher rate senior subordinated note in the second quarter of 2006. The interest rate under our revolving credit agreement is based upon the ratio of bank indebtedness plus rent expense multiplied by 8 to earnings before interest, taxes, depreciation, amortization and rent expense. Based upon results for fiscal 2005 and 2006, the interest rate under our credit agreement was LIBOR plus 3.5% or prime plus 3/4 percent for both 2006 and 2007. As a result of increases in prime and LIBOR, the interest rate under our revolving credit agreement was 9.0% at May 13, 2007 as compared to 8.5% at May 14, 2006.
          Total interest bearing debt (excluding lease obligations) decreased from $32.0 million at May 14, 2006 to $28.7 million at May 13, 2007. The decrease was due to scheduled principal amortization and a reduction in the outstanding balance of our revolving credit line. As a result of our May 5, 2006 debt restructuring, one of two term loans was repaid in full. The interest rate on both the second term loan, with a $10.4 million balance at May 13, 2007 and our revolving credit line, with a $11.3 million balance at May 13, 2007, was 9.0%. The interest rate on the $7.0 million senior subordinated note issued May 5, 2006 was fixed at 14.5%. At May 14, 2006, the interest rate on the $25.0 million balance outstanding under our revolving credit agreement was 8.5%. During the first quarter of 2007, we incurred a $1.5 million financing lease obligation, with an 8.35% fixed interest rate, in connection with the funding of construction costs for our Springboro, Ohio restaurant, which opened in October 2006. We anticipate that subsequent to the second quarter of 2007, interest expense will decline as we reduce the outstanding balance of our term loan.
          We capitalized $15,000 of construction period interest during the first 28 weeks of 2007 versus $5,000 during the first 28 weeks of 2006.
INCOME TAXES
          For the first 28 weeks of 2007, we reported a tax credit of $400,000, which reflects the tax benefit of the FICA tax on tips credit of approximately $500,000. For 2006, we recorded a tax credit of $652,000 which reflects the tax benefit of the reported loss before income taxes and the FICA tax on tips credit of approximately $475,000. We believe we have appropriately estimated the effect of this credit on our tax provisions. However, unusual fluctuation in pre-tax income or a pre-tax loss make this a difficult calculation and may cause our effective tax rate or tax credits to vary from quarter to quarter.
LIQUIDITY AND CAPITAL RESOURCES
          Our working capital ratio declined from 0.5 to 1 at October 29, 2006 to 0.4 to 1 at May 13, 2007. The decline was due to the collection of a $1.5 million receivable early in the first quarter of 2007 for reimbursement of the construction costs of a restaurant which opened late in the fourth quarter of 2006. Historically, we have been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.
          During the first twenty-eight weeks of 2007, we expended approximately $3,103,000 for property additions and $36,229,000 to reduce long-term obligations and increased cash on hand by $317,000. Funds for such expenditures were provided primarily by $33,825,000 from proceeds of long-term obligations and $6,036,000 from operations. We routinely draw down and repay balances under our revolving credit agreement, the gross amounts of which are included in the above numbers.
          We intend to open three Max & Erma’s restaurants during the fourth quarter of 2007 and three per year thereafter. At May 13, 2007, we were contractually committed to the purchase or lease of four sites. Three additional sites had been approved and were in some stage of negotiations.
          The estimated cost to complete the four restaurants that we are contractually committed to is approximately $10.2 million as of May 13, 2007. Additionally, we plan to remodel up to five restaurants per year at an estimated cost of $200,000 per remodel. Funding for new restaurants and restaurant remodels is expected to be provided by cash flow from operations, the sale-leaseback of real estate under financing lease obligations, landlord construction allowances and our revolving credit line. At May 13, 2007, we had approximately $3.7 million available under our $15.0 million revolving credit line, and $2.5 million of landlord construction allowances committed to us. On March 2, 2007, we received a $10.0 million sale-leaseback commitment for four new restaurants. Typically, these have been the sources of funding for capital expenditures and we expect that they will remain so.
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
Asset Impairment
          Annually or more frequently, if events or circumstances change, we review each restaurant to ascertain whether property and equipment and intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write down the assets to a fair value as determined from expected future discounted cash flow.
Self-Insurance Reserves
          We self fund our health insurance and worker’s compensation insurance for the State of Ohio. Both programs include stop loss coverage, which limits our loss exposure to maximum amounts for any single claim. Additionally, both programs are administered by independent third-party administrators. At the end of each reporting period, we adjust the reserves for future claims based upon either reserves established by the administrator or the history and timing of claim payments.
Income Taxes and Deferred Tax Asset
          We have accounted for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” In doing so, we have recorded a deferred tax asset in excess of $11,000,000 (included in other assets). The major components of the deferred tax asset are the tax effect of expensing rent and depreciation for financial reporting purposes in excess of that expensed for tax purposes and the FICA tax on tips credit. Annually, we assess the realization of the deferred tax assets based upon recent trends in income, income projections for future years, projected book/tax differences in the items comprising our deferred tax assets and the future expiration dates of tax credits. Based upon our most recent assessment, at May 13, 2007, a valuation in allowance against deferred tax assets is not considered necessary because it is not more likely than not that the deferred tax asset will not be fully realized.
INFLATION
          We believe the effects of inflation have not had a material impact on our results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
          This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “plan,” “anticipate,” “believe,” “expect,” “estimate,” and “project” and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding the belief that franchising is a key element of our growth (paragraph 1), regarding the amount of additional franchise royalties from new franchised locations (paragraphs 1 and 14), expectations regarding our average cash investment in new restaurants (paragraph 2), the expectations that new restaurants will be leased (paragraph 2), annual sales at new Company-owned locations (paragraph 2), the belief that rising costs of healthcare will continue to be a challenge (paragraph 5), the anticipated increase in our growth rate as a result of our debt restructuring (paragraph 7), the expectation that annual debt service and replacement capital expenditures will total $6.4 million (paragraph 7), the belief that remodeling of restaurants to the new prototype look is key to improving same-store sales (paragraph 11), the belief that our customer count decline was primarily the result of problems affecting consumer spending and the casual dining industry, such as gas prices, utility costs, interest rates, and the overall economy (paragraph 12), the belief that some portion of our customer count and same-store sales decline was a result of reduced television advertising (paragraph 12), the belief that television advertising was not cost effective (paragraph 12), the expectation of future restaurant openings (paragraph 13 and 27), the expectation of increased franchise fees and royalties and the opening of franchised restaurants (paragraph 14), the anticipated decline in interest expense subsequent to the second quarter of 2007 (paragraph 22), the belief that we have appropriately estimated the effect of the FICA tax on tips credit (paragraph 24), the estimated cost to complete restaurants currently under contract (paragraph 28), the planned remodeling of five restaurants per year (paragraph 28), the source of funds for new restaurants and restaurant remodels (paragraph 28), the expectation that we will expend $4.0 million and $2.4 million on fixed asset replacements and debt service, respectively (paragraph 29), the belief that cash flow from operations and our other cash sources will be sufficient to meet our cash needs (paragraph 29), the belief that we will realize the full value of our deferred tax asset (paragraph 34) and the belief that inflation had no material impact on our results of operations (paragraph 35).
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
          Our Company’s primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit agreement, which permits borrowings up to $25.4 million. At May 13, 2007, there was approximately $21.7 million outstanding under the agreement. A one-percentage point increase in interest rates would increase annual interest expense by approximately $217,000 annually.
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
          Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended May 13, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1 — LEGAL PROCEEDINGS
          In March 2007, a class action complaint was filed against us in the United States District Court for the Western District of Pennsylvania, alleging violations of The Fair Credit Reporting Act (or “the Act”). The Act provides in part that expiration dates may not be printed on credit or debit card receipts given to customers. The Act imposes significant penalties upon violators of these rules and regulations where the violation is deemed to have been willful. Otherwise, damages are limited to actual losses incurred by the card holder and attorneys fees. The Company does not believe that it has any liability for the violations alleged in the complaint and will vigorously contest these allegations. We do not believe the outcome will have a material adverse effect on our results of operations or financial condition.
Item 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Company held its Annual Meeting of Stockholders on March 13, 2007 for the purpose of (i) electing two class III directors for three-year terms expiring in 2010 or until their successors are duly elected and qualified, (ii) approving the 2007 Stock Incentive Plan and (iii) ratifying Deloitte & Touche LLP as the Company’s independent public accountants for the 2007 fiscal year. A total of 2,377,285 shares were represented in person or by proxy at the Annual Meeting. The number of shares that were voted for, and that were withheld from, each of the director nominees is as follows:

Director Nominee	For	Withheld
Todd B. Barnum	2,253,421	123,802
Jay B. Barney	2,259,314	117,909
          Thus, Messrs. Barnum and Barney were duly elected Class III directors to serve for three-year terms expiring in 2010 or until their successors are duly elected and qualified. The terms of Class I directors William C. Niegsch, Jr. and Curtis A. Loveland and Class II directors Donal H. Malenick, Mark E. Emerson and Michael G. Giulioli continued after the Annual Meeting.
          The 2007 Stock Incentive Plan was approved and adopted by a vote of 1,111,758 shares for, 175,337 against and 16,200 shares abstained with 696,040 broker non-votes.
          Additionally, Deloitte & Touche LLP was ratified as the Company’s independent public accountants for the 2007 fiscal year by a vote of 1,993,829 shares for, 14,402 against and 1,104 shares abstained.

Item 6 — EXHIBITS
          Exhibit 3 — Amended and Restated Bylaws, effective March 16, 2007 (Reference is made to Exhibit 3 on Report on Form 8-K filed on March 21, 2007)
          Exhibit 10.1* — Form of Stock Option Agreement under 2007 Stock Incentive Plan
          Exhibit 31.1* — Rule 13a-14(a) Certification of Principal Executive Officer
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
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ William C. Niegsch, Jr.
William C. Niegsch, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

June 20, 2007
Date

EXHIBIT INDEX

Exhibit No.	Exhibit	Page No.

3	Amended and Restated Bylaws, effective March 16, 2007 (reference is made to Exhibit 3 of Report on Form 8-K filed on March 21, 2007)	N/A

10.1*	Form of Stock Option Agreement under 2007 Stock Incentive Plan	Page 22

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer	Page 24

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer	Page 26

32.1+	Section 1350 Certification of Principal Executive Officer	Page 28

32.2+	Section 1350 Certification of Principal Financial Officer	Page 29

*	Filed with this report.

+	Furnished with this report.