Form 10-Q
period 2007-08-05
MAX & ERMAS RESTAURANTS INC
filed 2007-09-19
CIK 706471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 5, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of August 5, 2007, there were 2,551,974 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
MAX & ERMA’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 5, 2007
	(UNAUDITED)	October 29, 2006
ASSETS
Current Assets:
Cash and Equivalents	$2,182,210	$2,491,877
Inventories	1,238,260	1,260,537
Other Current Assets	2,874,786	3,820,938

Total Current Assets	6,295,256	7,573,352

Property — At Cost	108,067,125	103,704,895
Less Accumulated Depreciation and Amortization	56,496,990	52,896,054

Property — Net	51,570,135	50,808,841

Deferred Income Taxes and Other Assets	16,158,537	13,972,472

Total	$74,023,928	$72,354,665

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current Maturities of Long-Term Obligations	$2,795,843	$2,729,989
Accounts Payable	6,707,446	4,829,677
Accrued Payroll and Related Taxes	2,638,174	2,770,583
Accrued Liabilities	5,690,203	5,925,532

Total Current Liabilities	17,831,666	16,255,781

Long-Term Obligations — Less Current Maturities	43,277,774	43,065,227

Stockholders’ Equity:
Preferred Stock — $.10 Par Value;
Authorized 500,000 Shares — None Outstanding
Common Stock — $.10 Par Value;
Authorized 5,000,000 Shares, Issued and Outstanding 2,554,474 Shares At 08/5/07 and 2,551,974 Shares at 10/29/06	255,446	255,196
Additional Paid-In Capital	1,184,040	982,697
Retained Earnings	11,475,002	11,795,764

Total Stockholders’ Equity	12,914,488	13,033,657

Total	$74,023,928	$72,354,665

(See notes to interim unaudited condensed consolidated financial statements.)

MAX & ERMA’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Twelve Weeks Ended		Forty Weeks Ended
	August 5, 2007	August 6, 2006	August 5, 2007	August 6, 2006

REVENUES:	$39,201,281	$40,646,117	$135,857,076	$141,044,845

COSTS AND EXPENSES:
Costs of Goods Sold	9,813,242	10,226,514	33,973,015	35,979,771
Payroll and Benefits	13,025,873	13,325,262	43,938,773	45,273,003
Other Operating Expenses	13,443,840	13,414,347	45,206,962	46,760,200
Pre-Opening Expenses	39,599	28,139	52,667	36,288
Impairment of Assets	431,000	339,000	431,000	843,524
Administrative Expenses	3,540,209	3,298,643	11,219,616	11,151,354

Total Operating Expenses	40,293,763	40,631,905	134,822,033	140,044,140

Operating Income (Loss)	(1,092,482)	14,212	1,035,043	1,000,705
Interest Expense	777,546	806,152	2,619,051	2,276,207
Minority Interest in Income of Affiliated Partnership	19,252	19,251	57,755	57,754

LOSS BEFORE INCOME TAXES	(1,889,280)	(811,191)	(1,641,763)	(1,333,256)

INCOME TAXES (CREDIT)	(921,000)	(516,000)	(1,321,000)	(1,168,000)

NET LOSS	$(968,280)	$(295,191)	$(320,763)	$(165,256)

NET LOSS PER SHARE:
Basic	$(0.38)	$(0.12)	$(0.13)	$(0.06)

Diluted	$(0.38)	$(0.12)	$(0.13)	$(0.06)

SHARES OUTSTANDING:
Basic	2,555,664	2,551,974	2,554,545	2,550,731

Diluted	2,555,664	2,551,974	2,554,545	2,550,731

(See notes to interim unaudited condensed consolidated financial statements.)

MAX & ERMA’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Forty Weeks Ended
	August 5, 2007	August 6, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(320,763)	$(165,256)
Depreciation and amortization	6,092,586	6,230,312
Minority interest in income of Affiliated Partnerships	57,755	57,755
Decrease (increase) in deferred tax asset	(1,666,000)	(1,537,000)
Loss on disposition of assets	282,456	192,456
Impairment of fixed assets	431,000	465,600
Stock based compensation	181,218	74,981
Decrease in inventories	22,277	126,828
Increase (decrease) in accounts payable	877,015	(1,115,171)
Decrease in accrued liabilities	(367,738)	(929,119)
Changes in other assets and liabilities	1,719,500	(231,831)

Net cash provided by operating activities	7,309,306	3,169,555

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(5,229,357)	(3,681,830)
Proceeds from sale of assets	46,716
Net decrease (increase) in other assets	(701,205)	26,663

Net cash used by investing activities	(5,883,846)	(3,655,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations	(54,091,504)	(38,010,732)
Proceeds from long-term obligations	52,418,000	38,434,000
Proceeds from exercise of stock options	20,375	64,171
Debt issue costs	(24,243)	(631,897)
Distributions to minority interests in Affiliated Partnerships	(57,755)	(57,755)

Net cash used by financing activities	(1,735,127)	(202,213)

NET DECREASE IN CASH AND EQUIVALENTS	(309,667)	(687,825)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,491,877	2,910,889

CASH AND EQUIVALENTS AT END OF PERIOD	$2,182,210	$2,223,064

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$2,987,195	$1,137,048
Income taxes	$242,260	$4,915
Non-cash activities:
Property additions financed by accounts payable	$1,302,868	$462,843
Property additions financed by financing lease obligations	$1,537,500
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

The Company and its Affiliated Partnership each have a 52-53 week fiscal year, which ends on the last Sunday in October. Fiscal 2007 and 2006 each consists of 52 weeks and includes one sixteen-week and three twelve-week quarters.
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

Basic income per share amounts are based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted income per share amounts are based on the weighted average number of shares of common stock and dilutive stock options outstanding during the periods presented. Options to purchase 391,450 shares of common stock were outstanding at August 5, 2007, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the quarter and year-to-date periods and, therefore, the effect would be antidilutive. Options to purchase 310,950 shares of common stock were outstanding at August 6, 2006, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the quarter and year-to-date periods and, therefore, the effect would be antidilutive. The difference between basic shares outstanding and diluted shares outstanding were as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	August 5, 2007	August 6, 2006	August 5, 2007	August 6, 2006

Basic Shares Outstanding	2,555,664	2,551,974	2,554,545	2,550,731

Dilutive Effect of Stock Options

Diluted Shares Outstanding	2,555,664	2,551,974	2,554,545	2,550,731

4.	Stock Options

During the forty weeks ended August 5, 2007, the Company’s stock option activity and weighted average exercise prices were as follows:

	Shares	Exercise Price
Outstanding, October 29, 2006	288,950	$13.22
Granted	105,000	8.48
Exercised	(2,500)	(8.15)

Outstanding, August 5, 2007	391,450	$11.98

Stock-based employee compensation expense for the forty weeks ended August 5, 2007 was $181,218 leaving a remaining unrecognized compensation expense at August 5, 2007 of $451,457 to be recognized over a weighted average period of 3.8 years. Stock-based employee compensation expense for the forty weeks ended August 6, 2006 was $74,981.
5.	Income Taxes

For the first 40 weeks of 2007, we reported a tax credit of $1,321,000, which reflects the tax benefit of the reported loss before income taxes and the FICA tax on tips credit of approximately $880,000. For 2006, we recorded a tax credit of $1,168,000 which reflected the tax benefit of the reported loss before income taxes and the FICA tax on tips credit of approximately $715,000. Fluctuations in pre-tax income or a pre-tax loss may cause our effective tax rate or tax credits recorded to vary from quarter to quarter. Included in the total net deferred tax asset balance of $13,068,000 at August 5, 2007 is $5,150,000 related to FICA tax on tips credits that begin expiring in 2023. The Company has considered all available evidence, including expected future taxable income and ongoing prudent and feasible tax planning strategies, in assessing the need for a valuation allowance. Due to changes in facts and circumstances and the significant management judgments and estimates involved in determining the proper valuation allowance, differences between actual future events and prior judgments and estimates could result in adjustments. Decreases in the expected future taxable income of the Company may trigger adjustments in future periods. In the event the Company were to determine it is more likely than not that it will not fully recognize deferred tax assets, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.
6.	Asset Impairment

During the third quarter of 2007, the Company recorded a $431,000 asset impairment charge for the write down of restaurant assets at three under-performing locations. Testing for impairment of long-lived assets requires significant management judgement regarding future cash flows, asset lives and discount rates. Changes in estimates could result in future impairment charges.
7.	Bank Covenants

At August 5, 2007, the Company was not in compliance with the liabilities to tangible net worth, fixed charge coverage and financial ratio covenants of its bank loan agreement. The Company has obtained waivers for the defaults for the period ended August 5, 2007, and the debt covenants have been amended on a go forward basis. Accordingly, the Company has classified amounts due under its bank loan agreement as long-term obligations less amounts appropriately classified as current maturities. The Company must improve its operating results and cash flows or take other actions to improve its capitalization to meet the debt covenants in the future. Any failure to comply with the debt covenants in the future could result in an event of default under the borrowing agreements, in which case the lenders could elect to declare all amounts outstanding thereunder to be due and payable, which could have a material adverse effect on the Company’s financial condition.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     We derive revenues and income from the operation and franchising of restaurants. Our Company-owned and franchised restaurants sell both food and alcoholic beverages. Our restaurants are primarily located in the mid-west, within a 400 mile radius surrounding Columbus, Ohio, our Company’s headquarters, and to a lesser extent in the southeast. Existing franchised restaurants tend to be located on the outer edge of the mid-west, e.g., Philadelphia, Richmond, Virginia and St. Louis, with selective markets or locations within the mid-west also operated by franchisees. In late 2005, we signed a ten-restaurant franchise development agreement for Las Vegas, Nevada. The first Las Vegas location is scheduled to open in the second quarter of 2008. In 2006, we hired a Director of Franchise Development to more aggressively market franchises because we believe it is a key element of our growth. During the first quarter of 2007, we signed a four-restaurant franchise development agreement for the Coastal Carolinas and a ten-restaurant agreement for Southeast Florida. Franchisees generally pay an initial franchise fee of $40,000 per location, plus an annual royalty of 4% of sales. We anticipate that each additional franchised location will pay annual royalties of approximately $100,000.
     We generally lease the real estate for our restaurants and invest approximately $1.0 million dollars in furniture, fixtures, and equipment and building costs not totally funded by landlords. In 2006, we opened one restaurant (none through the third quarter of 2007). Our cash investment in that restaurant was $1,033,000 because we lease the real estate. We expect that the average cash investment in future restaurants will be between $750,000 and $1.0 million as all restaurants are expected to be leased. We anticipate that new restaurants will generate annual sales of approximately $2.5 million each and an average restaurant level profit of at least $300,000.
     The restaurant industry is very competitive. We typically compete favorably with several larger, national restaurant chains in most of our locations. Nonetheless the amount of competition is one of the most significant factors affecting the success of a restaurant location. While we seek out less competitive sites, highly successful locations quickly attract competition, which may affect sales. Since late 2004 and continuing through the third quarter of 2007, same-store sales have been negative. Increased competition is a major factor affecting same-store sales. Other factors such as the mid-western economy, gas prices, utility costs and rising interest rates may also have affected consumer spending at casual dining restaurants. In addition, we have reduced the use of couponing and discounting to build sales. At the start of 2006, we established a plan to increase average unit sales volumes by approximately 15% over a five-year period. This plan includes i) exiting lower sales volume restaurants generally at the end of leases if the outlook for sales improvement is low, ii) remodeling approximately up to five locations per year to our new prototype look, iii) opening higher sales volume locations at a controlled pace and iv) generating same-store sales increases from improved operations and effective marketing.
     Periodically we experience fluctuations in cost of goods sold, as a percentage of revenues, due to rising commodity prices. Our approach to rising commodity prices has always been to cautiously raise prices periodically at a rate consistent with inflation and not over react to shorter-term price spikes. As a result of this policy, we have generally maintained a gradually declining cost of sales percentage. This approach along with improved purchasing and more favorable commodity prices has allowed us to reduce our cost of sales percentage to the low end of its historical range at 25.4% for 2006 and 25.0% for the first forty weeks of 2007.
     We have experienced sharply rising health insurance costs over the past several years. During the first quarter of 2004, we implemented a new health insurance program and increased our employee contribution rates in an effort to reduce our health insurance costs. By increasing employee contribution levels in 2005 and 2006, we reduced health insurance costs 6.5% in 2006 and 29% year-to-date in 2007. We believe that the rising cost of healthcare will continue to be a challenge.
     We have debt borrowings of approximately $29.4 million. Three fourths of the related notes carry variable interest rates. As a result, our Company is exposed to a risk associated with rising interest rates. Rising interest rates in 2006 resulted in higher interest expense and reduced profitability. Further increases in interest rates could subject us to even higher interest expense. The remaining debt is a $7.0 million senior subordinated note issued on May 5, 2006. The note carries a fixed interest rate of 14.5%. The principal balance of the note is due May 5, 2012.
     Presently we expect annual debt service and replacement capital expenditures will total approximately $6.4 million for 2007 and $5.4 million for 2008. At breakeven, we generate approximately $8.0 million of after tax cash flow. At current levels of profitability, cash flow after debt service and replacement capital expenditures may be less than $2.0 million annually. Because of this, we have reduced our expected growth rate to two restaurants in 2007 and to one to two restaurants in 2008. We believe we will have adequate funding to meet our capital needs through 2008. However, the availability of landlord construction allowances and the sale-leaseback of real estate, both of which result in a reduced investment per new restaurant, will likely affect our future growth rate. If we do not have adequate cash flow after debt service and replacement capital expenditures, we may have to curtail our growth plans even further unless we are able to obtain cash from new sources such as new equity or debt financing or the sale of restaurants to franchisees. There can be no assurance that we can obtain additional cash from such sources.
     During the third quarter of 2007, we incurred approximately $130,000 of costs exploring strategic alternatives for our Company, which might include the possible sale of the Company, equity investment in the Company or the possible sale of Company-owned restaurants to a franchisee or group of franchisees. The combination of our operating results for the third quarter of 2007 and volatility in the debt markets has delayed pursuit of any of these alternatives. We expect to incur additional costs related to this in the fourth quarter of 2007 and will continue to consider these and other alternatives for our Company. There can be no assurance that we will be successful in securing an equity investment, the sale of the Company, the sale of restaurants to franchisees or other third parties, or in securing any other transaction affecting the capitalization of the Company. In the interim, we have developed a plan to improve profitability. This plan includes a reduction in corporate staff, certain salary adjustments and a restructuring of our operations department. In conjunction with that restructuring, we have hired a seasoned industry operations executive to head our operations department. We believe these changes will result in an annual savings in excess of $1.5 million. In addition to this, we plan to limit growth to the four restaurants to which we are contractually committed and will not resume growth until we return to profitability. In 2008, we will limit replacement capital expenditures to $3.0 million or less, which may limit the number of restaurants that we are able to remodel to the new prototype look. We believe these changes will return our Company to profitability. If we are successful in obtaining equity capital, growth and remodeling plans may change.

YEAR-TO-YEAR COMPARISONS AND ANALYSIS
RESULTS OF OPERATIONS
The following table sets forth our operating results as a percentage of revenues:

	Twelve Weeks Ended		Forty Weeks Ended
	August 5, 2007	August 6, 2006	August 5, 2007	August 6, 2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	(25.0)	(25.2)	(25.0)	(25.5)
Payroll & Benefits	(33.3)	(32.8)	(32.3)	(32.1)
Other Operating Expenses	(34.3)	(33.0)	(33.3)	(33.2)
Pre-Opening Expenses	(0.1)	(0.1)	—	—
Impairment of Assets	(1.1)	(0.8)	(0.3)	(0.6)
Administrative Expenses	(9.0)	(8.1)	(8.2)	(7.9)
Interest Expense	(2.0)	(2.0)	(1.9)	(1.6)
Minority Interest	—	—	—	—
Income Tax Credit	2.3	1.3	1.0	0.8

Net Income (Loss)	(2.5)%	(0.7)%	(0.2)%	(0.1)%

REVENUES
     Revenues for the third quarter of 2007 decreased $1,445,000 or 3.6% from the third quarter of 2006. The decrease was a result of i) the closing of one restaurant during the fourth quarter of 2006 and one during the first quarter of 2007 and ii) a $1,414,000 or 3.6% decline in sales at restaurants opened at least eighteen months, the effect of which was partially offset by the opening of one higher sales volume restaurant in late 2006 and an 8% increase in franchise fees and royalties from $425,000 for the third quarter of 2006 to $448,000 for the third quarter of 2007. No Company-owned or franchised restaurants opened during the third quarter of 2007.
     Year-to-date revenues decreased $5,188,000 or 3.7% from 2006 to 2007. The decrease was a result of i) the closing of two restaurants during 2006 and one during the first quarter of 2007 and ii) a $4,456,000 or 3.4% decline in same-store sales from 2006 to 2007. Year-to-date franchise royalties increased 23% to $1,667,000 for 2007 from $1,365,000 for 2006.
     During the third quarter of 2007, we closed two restaurants for a combined ten days for remodeling to our new prototype look. This resulted in a sales decline of $68,000 during the third quarter of 2007. Year-to-date, six restaurants have been remodeled in 2007, resulting in a sales decline of $293,000. Three restaurants were remodeled prior to the start of 2007. During the third quarter of 2007, the seven restaurants remodeled prior to the start of the quarter experienced a 3.2% increase in same-store sales, or almost a seven percentage point improvement over the entire chain. We believe the continued remodeling of our restaurants is key to improving same-store sales.
     During 2007, the per person guest check average increased 5.7% due to an approximately 3.0% ($4.0 million) menu price increase over 2006 and the introduction of higher priced menu items. However, a decline in customer counts of 8.8% more than offset the check average increase and resulted in the 3.4% decrease in same-store sales. We believe that the decline in customer counts is primarily the result of problems affecting consumer spending and the casual dining industry, such as gas prices, utility costs, interest rates and the overall economy. Our sales are further impacted by our concentration of restaurants in the mid-west, where the economy significantly lags the national economy. Additionally, during the first quarter of 2007, we curtailed the use of television advertising. As a result, the cost of television advertising declined $792,000 or approximately 86%, from 2006 to 2007. We believe some portion of our customer count and same-store sales decline was related to the reduction in television advertising. We also believe that the advertising was not cost effective as year-to-date restaurant profit margins improved slightly over last year and that some of that improvement was a result of reduced advertising expense.
     We expect to open two restaurants in the fourth quarter of 2007 and one to two additional restaurants in 2008. We were under contract to purchase or lease four sites at the end of the third quarter of 2007.
     We also expect continued increases in franchise fees and royalties. The number of franchised restaurants increased from twenty-one at the end of the third quarter of 2006 to twenty-three at the end of the third quarter of 2007. Three franchised restaurants closed during 2006. Two of the closed franchised locations were test sites on the Ohio Turnpike involving limited table service and no alcoholic beverages. Ultimately, the locations did not generate sufficient sales to expand the test and the locations were closed. One franchised restaurant opened in the Detroit, Michigan airport, during the second quarter of 2006. Three franchised restaurants opened during the first quarter of 2007 in Findlay, Ohio, the Norfolk Hilton Hotel, and the Virginia Beach Doubletree Hotel. One franchised restaurant closed during the second quarter of 2007 in Green Bay, Wisconsin. We anticipate the opening of one additional franchised restaurant during the fourth quarter of 2007 and eight during 2008. During the first quarter of 2007, the Company signed franchise area development agreements for four restaurants in the Coastal Carolinas and ten restaurants in Southeastern Florida.
COSTS AND EXPENSES
     Cost of goods sold, as a percentage of revenues, decreased from 25.2% for the third quarter of 2006 to 25.0% for the second quarter of 2007 due to a 50 basis point ($195,000) reduction in meat cost. A 50 basis point increase in dairy costs was generally offset by slight declines in most other commodity costs. Year-to-date cost of goods sold, as a percentage of revenues, decreased from 25.5% for 2006 to 25.0% for 2007. The decrease was primarily due to the fact that the bundled discount in last year’s first quarter “Pick Three” promotion (approximately 30%) was higher than the discount built into 2007’s “Three Degrees of Temptation” promotion (approximately 15%) and a 40 basis point ($536,000) decline in our year-to-date seafood costs. A 3% menu price increase over last year also helped reduce cost of goods sold, as a percentage of revenues for both the quarter and year-to-date periods.
     Payroll and benefits, as a percentage of revenues, increased from 32.8% for the third quarter of 2006 to 33.3% for the third quarter of 2007. Payroll expense rose approximately 100 basis points ($380,000) in the third quarter of 2007 due to the decline in same-store sales during the quarter and due to the increase in the Ohio minimum wage (approximately $200,000), which went into effect January 1, 2007. Benefits expense declined approximately 40 basis points (approximately $200,000) due primarily to reduced healthcare costs. Year-to-date, payroll and benefits increased from 32.1% for 2006 to 32.3% for 2007. The year-to-date increase was due to the effect of the Ohio minimum wage increase referred to above (approximately $580,000) which was partially offset by a combined 28% or $675,000 decline in Worker’s Compensation and health insurance expense due to the effectiveness of our self-funded programs and increase in the employee contribution levels for health insurance.

     Other operating expenses, as a percentage of revenues, increased from 33.0% for the third quarter of 2006 to 34.3% for the third quarter of 2007. The increase was primarily a result of the decline in same-store sales during the quarter and higher repair and maintenance expenses, which was up approximately 50 basis points or $190,000 over the third quarter of 2007. Year-to-date, other operating expenses, as a percentage of revenues, rose slightly from 33.2% for 2006 to 33.3% for 2006. The increase was primarily the effect of declining same-store sales on fixed expenses. A 20 basis point ($270,000) decline in advertising expense and a 10 basis point ($135,000) decline in linen expense was offset by a 30 basis point ($405,000) increase in repair and maintenance expense.
     Pre-opening expenses, as a percentage of revenues, remained at 0.1% for the quarter and 0% for year-to-date periods of both years. No restaurants were opened during the first forty weeks of either year. Expenditures during the third quarters were in anticipation of opening restaurants during the fourth quarter of each year.
ASSET IMPAIRMENT
     During the third quarter of 2007, we recorded a $431,000 asset impairment charge for the write down of restaurant assets at three under-performing locations. Testing for impairment of long-lived assets requires significant management judgement regarding future cash flows, asset lives and discount rates. Changes in estimates could result in future impairment charges.
     During the third quarter of 2006, we recorded a $339,000 asset impairment charge primarily for the expected end of lease closings of two restaurants. One of the restaurants closed shortly after the end of the quarter and the other closed in early 2007. The charge primarily consisted of the write-off of restaurant assets at the two restaurants scheduled to close and smaller charges for three under-performing locations.
     During the first quarter of 2006, we recorded a $505,000 asset impairment charge related to the closing and write-off of restaurant assets at one restaurant. The charge consisted primarily of the payment of a $440,000 lease termination fee.
ADMINISTRATIVE EXPENSES
     Administrative expenses, as a percentage of revenues, increased from 8.1%, as a percentage of revenues, for the third quarter of 2006 to 9.0% for the third quarter of 2007 and year-to-date increased from 7.9% for 2006 to 8.2% for 2007. In dollar terms, administrative expenses increased $241,000 or 7% from the third quarter of 2006 to the third quarter of 2007. Year-to-date administrative expenses increased $69,000 or less than 1% from 2006 to 2007. Administrative expenses include stock based compensation totaling approximately $48,885 and $28,712 for the third quarter of 2007 and 2006, respectively, and $181,218 and $74,981 for the year-to-date periods of 2007 and 2006, respectively. Additionally, the increase in administrative expenses was a result of professional fees and costs associated with the exploration of strategic alternatives for our Company’s future.

INTEREST EXPENSE
     Interest expense decreased 4% from the third quarter of 2006 to the third quarter of 2007 due to a reduction in the outstanding balance under our revolving credit agreement. Year-to-date interest expenses increased 15% due to the increase in the prime interest rate and LIBOR during 2006 and the issuance of a higher rate senior subordinated note in the second quarter of 2006. The interest rate under our revolving credit agreement is based upon the ratio of bank indebtedness plus rent expense multiplied by 8 to earnings before interest, taxes, depreciation, amortization and rent expense. Based upon results for fiscal 2005 and 2006, the interest rate under our credit agreement was LIBOR plus 3.5% or prime plus 3/4 percent for both 2006 and 2007. As a result of increases in prime and LIBOR during 2006, the interest rate under our revolving credit agreement was 9.0% at August 6, 2006 and remained at that rate through August 5, 2007.
     Total interest bearing debt (excluding lease obligations) decreased from $31.6 million at August 5, 2006 to $29.4 million at August 5, 2007. The decrease was due to scheduled principal amortization and a reduction in the outstanding balance of our revolving credit line. As a result of our May 5, 2006 debt restructuring, one of two term loans was repaid in full. The interest rate on both the second term loan, with a $9.8 million balance at August 5, 2007 and our revolving credit line, with a $12.6 million balance at August 5, 2007, was 9.0%. The interest rate on the $7.0 million senior subordinated note issued May 5, 2006 was fixed at 14.5%. At August 6, 2006, the interest rate on the $24.6 million balance outstanding under our revolving credit agreement was 9.0%. During the first quarter of 2007, we incurred a $1.5 million financing lease obligation, with an 8.35% fixed interest rate, in connection with the funding of construction costs for our Springboro, Ohio restaurant, which opened in October 2006. We anticipate interest expense will decline as we reduce the outstanding balance of our term loan.
     We capitalized $40,000 of construction period interest during the first 40 weeks of 2007 versus $15,000 during the first 40 weeks of 2006.
INCOME TAXES
     For the first 40 weeks of 2007, we reported a tax credit of $1,321,000, which reflects the tax benefit of the reported loss before income taxes and the FICA tax on tips credit of approximately $880,000. For 2006, we recorded a tax credit of $1,168,000 which reflected the tax benefit of the reported loss before income taxes and the FICA tax on tips credit of approximately $715,000. Fluctuations in pre-tax income or a pre-tax loss may cause our effective tax rate or tax credits recorded to vary from quarter to quarter. Included in the total net deferred tax asset balance of $13,068,000 at August 5, 2007 is $5,150,000 related to FICA tax on tips credits that begin expiring in 2023. The Company has considered all available evidence, including expected future taxable income and ongoing prudent and feasible tax planning strategies, in assessing the need for a valuation allowance. Due to changes in facts and circumstances and the significant management judgments and estimates involved in determining the proper valuation allowance, differences between actual future events and prior judgments and estimates could result in adjustments. Decreases in the expected future taxable income of the Company may trigger adjustments in future periods. In the event the Company were to determine it is more likely than not that it will not fully recognize deferred tax assets, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

LIQUIDITY AND CAPITAL RESOURCES
     Our working capital ratio declined from 0.5 to 1 at October 29, 2006 to 0.4 to 1 at August 5, 2007. The decline was due to the collection of a $1.5 million receivable early in the first quarter of 2007 for reimbursement of the construction costs of a restaurant which opened late in the fourth quarter of 2006. Historically, we have been able to operate with a working capital deficiency because 1) restaurant operations are primarily conducted on a cash basis, 2) high turnover (about once every 10 days) permits a limited investment in inventory, and 3) trade payables for food purchases usually become due after receipt of cash from the related sales.
     During the first forty weeks of 2007, we expended approximately $5,229,000 for property additions and $54,062,000 to reduce long-term obligations. Funds for such expenditures were provided primarily by $52,418,000 from proceeds of long-term obligations, $7,339,000 from operations and $310,000 from cash on hand. We routinely draw down and repay balances under our revolving credit agreement, the gross amounts of which are included in the above numbers.
     We intend to open two Max & Erma’s restaurants during the fourth quarter of 2007 and one to two restaurants during 2008. At August 5, 2007, we were contractually committed to the purchase or lease of four sites. We anticipate that each restaurant will incur approximately $150,000 in pre-opening expense prior to its opening, but should generate annual operating cash flow of $300,000 or more.
     The estimated cost to complete the four restaurants that we are contractually committed to is approximately $8.8 million as of August 5, 2007. Additionally, we plan to remodel up to five restaurants per year at an estimated cost of $200,000 per remodel. Funding for new restaurants and restaurant remodels is expected to be provided by cash flow from operations, the sale-leaseback of real estate under financing lease obligations, landlord construction allowances and our revolving credit line. At August 5, 2007, we had approximately $2.4 million available under our $15.0 million revolving credit line, and $2.5 million of landlord construction allowances committed to us. Additionally, we had available a minimum of $8.7 million under a sale-leaseback commitment for four restaurants, one of which was under construction at August 5, 2007. Typically, these have been the sources of funding for capital expenditures and we expect that they will remain so.
     In addition to expenditures for new restaurants, our other significant uses of cash are for fixed asset replacements and debt repayment. We expect to expend approximately $4.0 million and $2.4 million in 2007 on fixed asset replacement and debt repayment, respectively. Expenditures for new restaurants, prior to signing the related contract to purchase or lease, and restaurant remodels are of a more discretionary nature and may be curtailed if cash flow from operations and other financing sources were diminished. While we have not experienced any problems in obtaining funding for new restaurants, in response to reduced operating margins and profitability, we have reduced our growth plans to two restaurants in 2007 and one to two in 2008 so as to match our growth to available cash flow. Based upon the first forty weeks of 2007, cash flow from operations was $7,279,000 (due primarily to depreciation and an increase in accounts payable) which was more than capital expenditures for the period. Accordingly, we believe our Company could operate at an approximate break even for an extended period of time and still generate adequate cash flow from operations to meet required debt repayment and fund necessary fixed asset replacements.
     At August 5, 2007, we were not in compliance with the liabilities to tangible net worth, fixed charge coverage and financial ratio covenants of our bank loan agreement. We have obtained waivers for the defaults for the period ended August 5, 2007, and the covenants have been amended on a go forward basis. Accordingly, we have classified amounts due under our loan agreement as long-term obligations less amounts appropriately classified as current maturities. However, we must improve our operating results and cash flows or take other actions to improve our capitalization to meet the loan covenants in the future. There can be no assurance that we will be able to improve our operating results and cash flows or improve our capitalization (e.g., from proceeds from the sale of equity, convertible debt, or debt securities, new bank or institutional loans, the sale of restaurants to franchisees or other third parties, or other transactions). Any failure to comply with the loan covenants in the future could result in an event of default under the borrowing agreements, in which case the lenders could elect to declare all amounts outstanding thereunder to be due and payable, which could have a material adverse effect on the Company’s financial condition.

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
Asset Impairment
     Annually or more frequently, if events or circumstances change, we review each restaurant to ascertain whether property and equipment and intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write down the assets to a fair value as determined from expected future discounted cash flow. Testing for impairment of long-lived assets requires significant management judgement regarding future cash flows, asset lives and discount rates. Changes in estimates could result in future impairment charges.
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
Income Taxes and Deferred Tax Asset
     For the first 40 weeks of 2007, we reported a tax credit of $1,321,000, which reflects the tax benefit of the reported loss before income taxes and the FICA tax on tips credit of approximately $880,000. For 2006, we recorded a tax credit of $1,168,000 which reflected the tax benefit of the reported loss before income taxes and the FICA tax on tips credit of approximately $715,000. Fluctuations in pre-tax income or a pre-tax loss may cause our effective tax rate or tax credits recorded to vary from quarter to quarter. Included in the total net deferred tax asset balance of $13,068,000 at August 5, 2007 is $5,150,000 related to FICA tax on tips credits that begin expiring in 2023. The Company has considered all available evidence, including expected future taxable income and ongoing prudent and feasible tax planning strategies, in assessing the need for a valuation allowance. Due to changes in facts and circumstances and the significant management judgments and estimates involved in determining the proper valuation allowance, differences between actual future events and prior judgments and estimates could result in adjustments. Decreases in the expected future taxable income of the Company may trigger adjustments in future periods. In the event the Company were to determine it is more likely than not that it will not fully recognize deferred tax assets, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.
INFLATION
     We believe the effects of inflation have not had a material impact on our results of operations.
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “plan,” “anticipate,” “believe,” “expect,” “estimate,” and “project” and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding the belief that franchising is a key element of our growth (paragraph 1), regarding the amount of additional franchise royalties from new franchised locations (paragraphs 1 and 15), expectations regarding our average cash investment in new restaurants (paragraph 2), the expectations that new restaurants will be leased (paragraph 2), annual sales at new Company-owned locations (paragraph 2), the belief that rising costs of healthcare will continue to be a challenge (paragraph 5), the expectation that annual debt service and replacement capital expenditures will total $6.4 million (paragraph 7), the belief that we have adequate funding to meet our capital needs through 2008 (paragraph 7), the belief that our corporate restructuring will save $1.5 million and that we will return to profitability (paragraph 8), the belief that remodeling of restaurants to the new prototype look is key to improving same-store sales (paragraph 12), the belief that our customer count decline was primarily the result of problems affecting consumer spending and the casual dining industry, such as gas prices, utility costs, interest rates and the overall economy (paragraph 13), the belief that some portion of our customer count and same-store sales decline was a result of reduced television advertising (paragraph 13), the belief that television advertising was not cost effective (paragraph 13), the expectation of future restaurant openings (paragraph 14 and 30), the expectation of increased franchise fees and royalties and the opening of franchised restaurants (paragraph 15), the anticipated decline in interest expense as we reduce the outstanding balance of our term loan (paragraph 25), the belief that we have appropriately estimated the effect of the FICA tax on tips credit (paragraph 27), the estimated cost to complete restaurants currently under contract (paragraph 31), the planned remodeling of up to five restaurants per year (paragraph 31), the source of funds for new restaurants and restaurant remodels (paragraph 31), the expectation that we will expend $4.0 million and $2.4 million on fixed asset replacements and debt service, respectively (paragraph 32), the belief that we could operate at a break-even and still generate cash flow from operations sufficient to meet our cash needs (paragraph 32), the belief that we will realize the full value of our deferred tax asset (paragraph 37) and the belief that inflation had no material impact on our results of operations (paragraph 38).

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
Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our Company’s primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit agreement, which permits borrowings up to $24.8 million. At August 5, 2007, there was approximately $22.4 million outstanding under the agreement. A one-percentage point increase in interest rates would increase annual interest expense by approximately $224,000 annually.
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
     Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended August 5, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ William C. Niegsch, Jr.
William C. Niegsch, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

September 19, 2007
     Date

EXHIBIT INDEX

Exhibit No.	Exhibit	Page No.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer	Page
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer	Page
32.1+	Section 1350 Certification of Principal Executive Officer	Page
32.2+	Section 1350 Certification of Principal Financial Officer	Page

*	Filed with this report.

+	Furnished with this report.