Form 10-K
period 2007-10-28
MAX & ERMAS RESTAURANTS INC
filed 2008-01-25
CIK 706471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended October 28, 2007
Commission File Number: 0-11514
Max & Erma’s Restaurants, Inc.

(Exact name of registrant as specified in its charter)

Delaware	No. 31-1041397

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4849 Evanswood Drive, Columbus, Ohio	43229

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (614) 431-5800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.10 Par Value	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐ Yes      ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes      ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. ☑ Yes      ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).
☐ Large Accelerated Filer      ☐ Accelerated Filer      ☑ Non-Accelerated Filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes      ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of Max & Erma’s Common Stock held by non-affiliates was approximately $12,574,348 on May 13, 2007.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,554,474 Common Shares were outstanding at December 31, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for 2008 Annual Meeting of Stockholders (in pertinent parts, as indicated) . . . Part III.

PART I
Item 1. BUSINESS
     Max & Erma’s Restaurants, Inc. owns and operates (79) and franchises (24) a chain of 103 Max & Erma’s restaurants at October 28, 2007. We are a Delaware corporation organized in 1982, as the successor to a restaurant business founded in 1971. We have registered the phrase “Max & Erma’s — A Better Place to Eat” and its associated logo as a service mark with the United States Patent and Trademark Office.
     Our executive offices are located at 4849 Evanswood Drive, Columbus, Ohio 43229, and our telephone number is (614) 431-5800.
Description of Business
     In 1972, we walked into a sleepy, slightly funky bar and envisioned a different kind of neighborhood gathering place. We decorated it with antique artifacts and local community paraphernalia that made Max & Erma’s a fun, unique place to take friends and family. Since that day, our guests have told us that our all-American food, friendly service and casual atmosphere are the reasons they keep returning to Max & Erma’s.
     We’ve grown up over the years, but we remain true to what made us successful — delivering a great guest experience in a comfortable, unpretentious restaurant we describe simply as “A better place to eat.” We believe that a great guest experience starts with our food. That’s why we use the freshest, highest quality ingredients in everything we make. Entrees are typically prepared fresh “from scratch” to assure superior quality and flavor. Our hamburgers are fresh, never frozen. Why is our spicy chicken Tortilla Soup loved by everyone? Layers of grated sharp cheddar and crisp tortilla strips, hand-sliced this morning.
     We also know that our guests desire quick, yet friendly service. We treat them with respect, as our friends and neighbors in a welcome, comfortable environment. The attitude is unpretentious and relaxed. It all adds up to a uniquely satisfying experience.
     As time goes on, we may change the menu, build a new restaurant and enhance the décor, but one thing will endure — our commitment to quality in our food, our service, and the place in which we deliver it. We believe our passion for the experience shines through — in every Max & Erma’s restaurant, at every table every day.
     Our restaurants are open for both lunch and dinner seven days a week. Hours of operation are generally 11:00 a.m. to midnight. During fiscal 2007, the average check was approximately $12.70 at lunch and $14.24 at dinner. The lunch and dinner meal periods accounted for approximately 39.7% and 60.3% of net sales, respectively. Alcoholic beverages constituted approximately 9.5% of restaurant sales in fiscal 2007. Generally, our business does not experience seasonal fluctuations of sales.

     Our strategy is to compete in the casual dining segment of the restaurant industry by offering a variety of high-quality food in a casual, comfortable and fun atmosphere and with a uniquely personable service style. Our philosophy is to focus on the details of the guest experience that install loyalty and promote repeat business. The purpose of every associate is to “help our guests enjoy their total dining experiences so they can’t wait to come back.” Being a “purpose-driven” company requires an ability to understand what guests want, and a dedication to focus all associates’ energies on exceeding those expectations. This means that associates treat guests with respect like friends or neighbors, and provide them with the kind of food, service and atmosphere that will make them want to return often.
     We believe that our reputation is built every day with every guest served and that a key to guest loyalty is the server. Food is delivered to the table by the server instead of a food runner, and servers are required to recheck the table two minutes after delivering the meal. Moreover, the wait staff is empowered to address guest problems without the assistance of restaurant management.
     Max & Erma’s restaurants have always been known for gourmet hamburgers and specialty sandwiches; however, one part of the focus on the guest is an evolving menu that changes to meet consumer tastes. We believe our menu should be fun as well as innovative. We review and revise the menu three times a year, and in addition offer seasonal menu inserts at various times of the year. By periodically modifying our menu through the introduction of a broad range of appealing new menu items we have achieved a more diversified sales mix.
     We make use of a consumer based online panel with a partnership with a web-based marketing research company. We incorporate the findings of this market research in our advertising, menu development, associate training, and building design and décor. According to our guests, the major point of difference between us and our competitors is that Max & Erma’s serves menu items built with bold flavors using fresh, high quality food ingredients. We spent approximately 2.5% of sales on advertising in 2007. We primarily use e-mail marketing, our Good Neighbor Rewards program, and localized store marketing designed to increase consumer awareness and repeat business, and to a lesser extent billboards and newspaper ads.
     We own the business, exclusive of the real estate, for 78 of the Max & Erma’s restaurants in operation at October 28, 2007. The business and real estate for one restaurant is owned by a separate affiliated partnership. In addition to a 60% interest in the profits and losses of the affiliated partnership, we are paid an annual fee equal to 6% of gross revenues for managing the Max & Erma’s restaurant owned by the partnership. The management contract provides for monthly payments to us for an initial term of two years and renewal terms aggregating 20 additional years upon the mutual agreement of the parties. As general partner we are liable for 100% of partnership losses, should they occur.
     We franchise 24 restaurants to unaffiliated franchisees at October 28, 2007. The first two franchised restaurants opened in 1998 in the Columbus and Cleveland, Ohio airports. From 2000 through 2005, three to four franchises opened annually. In fiscal 2006, one franchised location opened in the Detroit, Michigan airport. Three franchised locations closed in 2006. Two of the closed franchised locations were test sites on the Ohio Turnpike involving limited table service and no alcoholic beverages. Ultimately, the locations did not generate sufficient sales to expand the test and the locations were closed. During 2007, four franchised locations opened in Norfolk and Virginia Beach, Virginia, Merrillville, Indiana and Findlay, Ohio. In addition to those openings, we anticipate the opening of an additional eight franchised restaurants during fiscal 2008. At October 28, 2007, we had eight area development agreements signed, requiring the total development of an additional 40 restaurants over the next 10 years, plus two single restaurant franchise agreements for a total of 42 additional franchised restaurants. Terms of franchise agreements call for an initial franchise fee plus a monthly royalty generally equal to 4% of sales.
Competition
     The restaurant business, particularly in the casual dining segment, is highly competitive in terms of quality and efficiency of service, ambiance and attractiveness of facilities and site location. Max & Erma’s restaurants compete with foodservice operations of various types within their respective locations, including national and regional chains as well as locally-owned and operated restaurants. Many of our competitors are substantially larger than us and have greater financial resources.
Associates
     At October 28, 2007, we had 5,126 associates of which 1,715 were full-time restaurant associates, 3,036 were part-time restaurant associates, 72 were corporate staff personnel and 303 were restaurant managerial personnel. None of our associates are represented by a labor union or a collective bargaining unit. We consider relations with our associates to be good.
Restaurant Operations
     We strive to maintain quality and uniformity in our restaurants through careful training and supervision of personnel. All restaurants are operated in accordance with uniform Company specifications, which are set forth in detailed operating manuals relating to food and beverage preparation, maintenance of premises and employee conduct.
     In 2006, we commenced using an internet-based guest satisfaction survey as a way of monitoring compliance with our operating standards. We continued the use of this program through 2007. With this program, our point of sale system randomly selects a number of customers to be surveyed at each restaurant. Selected customers can respond by telephone or via the Internet. The purpose of the survey is to measure customer satisfaction. We believe this is a better measurement tool than the independent shopping service previously used because we are able to determine the most important attributes of the Max & Erma’s customer experience that create customer satisfaction and lead to return visits and customer retention. Operational efforts then focus on those key attributes that create customer satisfaction. Additionally, the sample size, approximately 300 per quarter per restaurant versus four, is much greater thus giving a statistically more accurate indication of customer satisfaction. Beginning in 2008, we will utilize it in our regional and general manager bonus program.
     Restaurant operations are administered by a management staff headed by the Chief Operating Officer. Two Regional Vice Presidents of Operations report directly to the Chief Operating Officer. Nine regional managers, each of whom supervises the operations of eight to nine restaurants, report to one of the Regional Vice Presidents of Operations. Three franchise regional managers also report to one of the Regional Vice Presidents. Each restaurant has a general manager, who is responsible for training and supervising approximately 40 to 100 employees, and two or three assistant managers.
     Regional managers in conjunction with our corporate recruiters are responsible for hiring their general and assistant managers. In 2007, we added a second corporate recruiter to help recruit top talent into our restaurant management ranks. Hiring more experienced managers is an ongoing strategy in developing high performing general managers for our Company. General managers are responsible for hiring restaurant employees. We seek to hire experienced restaurant personnel who must complete a 14-week training program conducted by us before becoming an assistant manager. While we have historically promoted from within to fill our regional and general manager positions, beginning in 2007 we began looking externally to help fill general manager positions. We believe this will allow us to improve the quality of our restaurant level management and more rapidly expand the pool of promotable assistant managers.
     Both regional and general managers receive a base salary plus a bonus based upon performance against budget income and sales. General managers prepare quarterly budgets for their stores and regional managers prepare quarterly budgets for their regions. Bonuses are based on specific goals derived from these quarterly budgets. We believe that our bonus system and the potential for advancement motivates managers to meet our goals.
     We believe that the combination of the authority delegated to our regional and general managers, particularly with respect to hiring employees, together with our goal-specific bonus plans, results in a positive work environment.
Managing Partner Program
     At the start of 1999 we introduced our Managing Partner Program. Under this program we enter into a five-year agreement with an eligible general manager in which the general manager places either 500 or 1,000 shares of Max & Erma’s common stock which he or she owns in escrow with us and agrees to manage his or her restaurant for a five year period. The shares of stock are forfeited if the general manager terminates his or her employment during the term of the agreement. In return we agree to not relocate the general manager during the term of the agreement. During the term of the agreement the general manager’s base salary is fixed. As additional compensation, he or she receives 25% of the increase in profit before fixed expenses over a pre-established base profit (generally the average of profit before fixed expenses for the most recent three fiscal years). We believe the program encourages the general manager to both build sales and control margins, creates a sense of ownership, reduces management turnover and promotes a longer-term perspective. At the end of fiscal 2007, we had a total of 18 Managing Partners.
Purchasing and Inventory
     Meat and most other food and restaurant supply items are purchased through one major distributor in order to obtain favorable prices and to ensure consistent quality and delivery. For major items, we typically negotiate prices directly with producers. For other items, we provide the distributor with specifications and receive monthly prices for such items, generally based upon a “cost plus” formula. Restaurant managers purchase these items directly from the distributor, and each restaurant is billed directly for its purchases. Although most of our food and supplies are presently furnished by one distributor, we believe alternate food suppliers are available. We have not experienced a shortage of food or supplies.
     During 2007, we began the implementation of a food management program. This program utilizes technology to help manage the supply chain with regards to food purchasing, inventory and control over our products. With this program each restaurant inventories high cost items on a daily basis and performs a full food and beverage inventory on a weekly basis. Historically, we have only performed full food and beverage inventories on a periodic basis. This increase in inventorying allows us to have better control over inventory, as we are able to recognize more quickly when there is waste, misuse or theft. The technology of this program gives up-to-date knowledge to our restaurant managers on food and beverage variances (used versus what we should have used) thus helping them control cost of goods sold. Additionally, the food management program utilizes these inventories to predict needed product and produces a suggested order based on actual and projected usage.
Technology
     The technology strategy during 2007 included a continued focus to ensure we have the most recent software upgrades on our point of sale as well as ensure stable and reliable hardware is in place in the restaurants. This focus is also necessary to support the company’s growing programs with gift cards, loyalty cards, guest satisfaction surveys, food management and labor management software applications.
     The focus on technology in the restaurant in 2007 included the installation of the Kitchen Video System in our three new Company-owned stores. This system eliminates the need for paper-based orders in the kitchen and replaces them with video screens that display the orders on a screen in the kitchen.
     In 2007 we also increased our focus on credit card security, which is an emerging business risk in both the hospitality and retail industries. Resources are being dedicated to ensuring our guests’ information is kept safe and secure and that we are compliant with all regulations and standards in this area.
     During 2007, we also began to investigate labor management software that will help control labor costs similar to the food management program. We have selected a vendor for a pilot program, and this test is currently under development.
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
Future Expansion
     We intend to open one Company-owned and eight franchised Max & Erma’s restaurants during fiscal 2008. As discussed herein, we are currently operating under an agreement with our lenders which prohibits the opening of additional Company-owned restaurants through March 31, 2009 or until our Company is re-capitalized or sold. In 2006, we hired a Director of Franchise Development to more aggressively market franchises as we believe that is a key element of our future growth. All but two of the existing Company-owned Max & Erma’s restaurants are located in suburban areas. Of the existing Company-owned Max & Erma’s restaurants, 66 are freestanding and 13 are in-line shopping center/mall locations. The following table sets forth the location of each Max & Erma’s restaurant as of October 28, 2007 and the locations of restaurants currently under negotiation or development and scheduled to open during fiscal 2008:

	Company Owned		Franchised
	Existing	Under Development	Existing	Under Development
Florida
Wellington				1
Georgia
Atlanta	1
Illinois
Chicago	8
Indiana
Aztar Casino			1
Columbus			1
Indianapolis	4
Merrillville			1
Mishawaka			1
Seymour			1
Kentucky
Crestview Hills	1
Lexington	2
Louisville	2
Michigan
Ann Arbor	1
Detroit	11		1
Grand Rapids	1
Lansing	1
Missouri
St. Louis			2
Nevada
Las Vegas				2
North Carolina
Charlotte	2
Ohio
Akron	1
Canton	1
Chillicothe			1
Cincinnati	5		1	1
Cleveland	5		2
Columbus	12	1	2
Dayton	4		1
Findlay			1
Lancaster				1
Niles	1
Sandusky			1
Toledo	3
Wilmington			1
Pennsylvania
Erie	1
Philadelphia			2
Pittsburgh	9
Washington	1

	Company Owned		Franchised
	Existing	Under Development	Existing	Under Development
South Carolina
Myrtle Beach				1
Virginia
Norfolk	1		1
Richmond			1	1
Virginia Beach	1		1
West Virginia
Huntington			1
Washington, D.C				1

TOTAL	79	1	24	8

     Our preference is to acquire the land and build new freestanding restaurants for Max & Erma’s. However, in order to acquire suitable sites, we will utilize ground leases, or lease and convert existing premises. The one site under development is freestanding. We believe that the clustering of three or more restaurants in markets of sufficient size increases customer awareness, enhances the effectiveness of advertising and improves management efficiency.
Item 1A. RISK FACTORS
     We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Many of the following important factors have been discussed in our prior filings with the Securities and Exchange Commission.
     In addition to the other information in this Report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results of operations for fiscal 2008 and beyond, to differ materially from those expressed in any forward-looking statements made by us.
1.	Dependence on Senior Management. Two of our three senior management officials have over 47 years combined experience with us. The third senior management official joined us in September 2007, but has over 30 years of industry experience. Although we have attempted to develop additional management capabilities, the loss of one or more of these senior executives could have a material adverse effect on operation of our business or the quality of restaurant operations which could affect future sales.

2.	Competition. The casual dining segment of the restaurant industry is highly competitive with respect to price, service, food quality, location, and employees, including restaurant managers. Many of our competitors are larger in size, have greater financial and other resources, and have longer operating histories. Typically, increased competition has a negative effect on a specific restaurant’s sales.

3.	Restaurant Industry Changes. The restaurant industry is affected by changes in consumer tastes and attitudes, economic conditions, traffic patterns and changes, and other factors, which requires regular changes in the operation of restaurants to remain competitive. There is a risk that we will not effectively adapt to changes in the industry, which could put us at a competitive disadvantage and negatively impact restaurant sales.

4.	Cost of Doing Business. The restaurant business is subject to sudden cost changes, particularly for food, energy, labor and insurance. We may not be able to recover cost increases by increasing prices for our menu items, which could increase cost of sales as a percentage of revenues.

5.	Legal. We may be exposed to various tort and other claims, including, notably, liability claims resulting from the sale of alcoholic beverages. While we currently maintain insurance for such claims, there can be no assurance that such insurance will be adequate or available in the future. An uninsured or excess claim could have a material adverse effect on our business, results of operations and financial condition.

6.	Government Regulation. The restaurant industry is subject to extensive government regulations relating to the sale of food and alcoholic beverages, and sanitation, fire and building codes. Changes in regulations or the suspension or inability to renew any of the related licenses and permits could force a restaurant to cease operations, which would result in operating losses during such period. Also, government actions affecting minimum wages, payroll tax rates, and mandated benefits could adversely affect operating results by increasing the related operating expense.

7.	Franchising. We intend to expand the franchising of the Max Erma’s concept. Failure to properly select, train, and supervise franchisees could have a detrimental effect on the overall reputation and results of operations of the restaurants owned by us. The effect of this could be to negatively impact both Company-owned and franchised restaurants’ sales and the ability to continue franchising.

8.	Unfavorable Publicity. Adverse publicity resulting from poor food quality, illness, injury or other health concerns or operations at one or a limited number of our restaurants or any franchisee’s restaurants could have material adverse effect on our business, results of operations and financial condition.

9.	Acts of God, Terrorism. Our business could be materially adversely affected by acts of God, including extremely harsh weather or natural disasters, and by terrorist acts such as the events of September 11, 2001. Sales could be negatively impacted during such periods.

10.	Consumer Perceptions of Food Safety. Our business and sales could be materially adversely affected by consumer perceptions of food safety in the United States or in the market areas in which we operate, whether such perceptions are based on fact or not and whether such perceptions are caused by acts of terrorism or other events.

11.	Leverage; Interest Rate Risk. Our business is significantly leveraged, resulting in long term indebtedness (including current maturities) of approximately $29.8 million as of October 28, 2007, $22.8 million of which represents the balance due under our revolving credit agreement and bears interest at variable rates. We cannot be sure that continued debt financing will be available to us in the future or that any financing will be available on favorable terms. Our ability to make payments of principal and interest on, or to refinance our indebtedness, will depend on our future performance and successful execution of our business strategy. A one-percentage point increase or decrease in interest rates could increase or decrease our pre-tax income by approximately $228,000. A change in interest rates will likely have a significant impact on our earnings.
12.	Utilization of FICA Tax on Tips Credit. We have recorded a deferred tax asset of $4.5 million for unused FICA Tax on Tips Credit net of a $1.3 million valuation allowance recorded at October 28, 2007. The credits expire from 2023 through 2027. To utilize the credits, we must return to a continued level of profitability. If we do not return to sustained profitability, we may not be able to recognize the tax benefit of future credits and could be required to write off all or a portion of the remaining deferred tax asset associated with credits previously earned, both of which could negatively impact future net income.

13.	Bank Covenants. We have obtained waivers and/or amendments of certain bank loan covenant violations under our revolving credit agreement over the last three quarters of 2005, the first, second and fourth quarters of 2006, the third quarter of 2007. To avoid anticipated covenant violations during the fourth quarter of 2007, we entered into an agreement with our lenders which amended our financial covenants. The agreement also prohibits the opening of additional Company-owned restaurants and limits capital expenditures through March 31, 2009 or until our Company is re-capitalized or sold. During the term of the agreement, we are exploring all strategic options which include the raising of equity capital, the sale of our Company or the sale of assets. There can be no assurances that this will happen. We believe that we will return to a sufficient level of profitability and cash flow to sustain our business. However, if we are unable to raise equity capital, sell our Company, or sell assets to raise capital, the ability to grow our Company may be limited to additional franchised restaurants.

14.	NASDAQ Listing. On December 13, 2007, we received a NASDAQ Deficiency Letter from The NASDAQ Stock Market informing us that we had not maintained a minimum market value of publicly held shares (“MVPHS”) of $5,000,000 as required for continued listing on the NASDAQ Global Market under Marketplace Rule 4450(a)(2). We have been granted until March 12, 2008, to regain compliance if the MVPHS of our common stock is $5,000,000 or greater for a minimum of 10 consecutive trading days. If compliance is not demonstrated by March 12, 2008, the NASDAQ Staff will provide written notification that our common stock will be delisted, which could limit our ability to raise additional capital as needed in the future. As an alternative, we may apply for listing on the NASDAQ Capital Market. We currently meet all the qualifications for listing on the NASDAQ Capital Market.

15.	Asset Valuation Risk. We make a significant investment in each restaurant we own. If a restaurant does not perform well financially, we may have to recognize impairment reserves under applicable accounting rules. Also, if we decide to close a restaurant, we are likely to have a substantial impairment charge as we can recover very little of our investment in a restaurant upon closing and sometimes are required to expend money to restore the leased building back to its original condition. Both the impairment of assets and expense associated with closing restaurants would have a negative effect on net income.

16.	Risk of Default on Indebtedness. If we do not satisfy the terms of our debt agreements which include covenants that restrict our ability to engage in certain activities and specify certain financial performance criteria, our lenders could declare a default. In the event of a default, our lenders could pursue the remedies available to them under these agreements. These remedies could include terminating our ability to make any new borrowings and accelerating the repayment of all existing indebtedness. Our inability at that point to obtain alternative financing would have a material adverse effect on the Company’s financial position, results of operations and cash flows and would likely require that the Company consider seeking protection from its creditors under the federal bankruptcy laws. There is no assurance that we will be able to comply with our financial covenants, obtain waivers for non-compliance or obtain alternative financing.

17.	Judgments in Application of Critical Accounting Policies. In preparing our financial statements, management is required to make certain estimates and assumptions that affect the annual and quarterly reported amounts of assets, liabilities, revenues and expenses, and disclosure about contingent assets and liabilities. Our actual results could be different from these estimates and assumptions and could require adjustments for future operating results. Some of our more critical accounting policies include: estimates of future sales and operating income to determine restaurant asset impairment; estimates of costs to determine self-insurance reserves for health insurance and Ohio workers’ compensation; and estimates of future sales and income to determine deferred tax assets.
Item 1B. UNRESOLVED STAFF COMMENTS
     None.
Item 2. PROPERTIES
     All but one of our restaurants are occupied under leases expiring from 2008 to 2027, with most leases having renewal options for five to 20 additional years. Restaurant leases are generally collateralized by liens on leasehold improvements, equipment, furniture and fixtures. We lease our executive offices (30,000 square feet) and general warehouse and storage facilities (17,000 square feet) in Columbus, Ohio under an operating lease expiring in January 2009.
     In 2005, we developed a new prototype restaurant building. The building was designed to incorporate several operational workflow improvements in the kitchen and to broaden our concept’s appeal through a change in both the interior and exterior design. The building’s exterior is designed to differentiate itself from the typical casual dining restaurant by use of different materials and colors and by incorporating a fireplace, floor-to-ceiling windows, and a more dramatic entryway. The inside of our prototype restaurant has been changed by utilizing softer color tones, lighter woodwork, and less cluttered décor, but still retains the distinctive Max & Erma’s look. The new prototype building is approximately 6,300 square feet and seats 184 patrons for dining in addition to the bar area. A 30 to 40 seat seasonal patio area is optional depending on the site and location. The prototype design is readily adaptable to a variety of sites including shopping center and mall locations. The first restaurant of this design opened in the fourth quarter of 2006. The two restaurants opened in 2007 and the one opened in the first quarter of 2008 are also based upon the new prototype design. Since late 2005, a total of ten existing restaurants were also remodeled to this new prototype look. During the second half of 2007, restaurants remodeled to the new prototype look reported positive same-store sales of 3% while sales at the rest of our restaurants were 3% negative.
     Our other 65 restaurants are based on one of three very similar prior prototype designs with the major differences being square footage. The design downplays the use of brass, Tiffany lamps and other design features common to many other casual dining restaurants and emphasizes an unpretentious neighborhood ambiance. Our restaurants established prior to the introduction of either of the prototypes vary in design and appearance, but average 6,000 square feet and seat an average of 160 customers. Most of our older restaurants have been remodeled or redecorated to this prior prototype look. The three versions of this prior prototype vary in size from approximately 5,500 to 6,800 square feet and seat between 175 to 210 patrons for dining in addition to a bar area and optional seasonal patio area.
Item 3. LEGAL PROCEEDINGS
     In March 2007, a class action complaint was filed against us in the United States District Court for the Western District of Pennsylvania, alleging violations of The Fair Credit Reporting Act (or “the Act”). The Act provides in part that expiration dates may not be printed on credit or debit card receipts given to customers. The Act imposes significant penalties upon violators of these rules and regulations where the violation is deemed to have been willful. Otherwise, damages are limited to actual losses incurred by the card holder and attorneys fees. We reached a settlement with the plantiff, which was subsequently approved by the court as a class settlement on October 23, 2007. Under the terms of the settlement, we are required to distribute 225,000 vouchers to credit card users at the eighteen restaurants that printed expiration dates on credit card receipts during the period of the violation. The vouchers are to be distributed between December 2, 2007 and February 1, 2008. Each voucher contains two coupons for $4.00 off any purchase at a Max & Erma’s restaurant between December 2, 2007 and February 20, 2008 and between January 21, 2008 and February 20, 2008, respectively. Other than the cost of food given away through the use of the coupons, our liability insurer has reimbursed all costs and expense associated with the defense and settlement of this lawsuit. Based upon the redemption rates of similar coupons, we do not anticipate that the costs of food to be given away will be a material amount.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our stockholders during the fourth quarter of 2007.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock trades on the NASDAQ Global Market under the symbol “MAXE.” On November 30, 2007, there were approximately 595 stockholders of record of our common stock. The closing price for our common stock at October 28, 2007 was $3.76.
     The following table sets forth the range of high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ Global Market:

	Common
	Stock Price
	High	Low
Fiscal 2007
First Quarter	$8.50	$7.00
Second Quarter	9.63	7.85
Third Quarter	9.25	8.08
Fourth Quarter	8.45	3.72

Year	$9.63	$3.72

	Common
	Stock Price
	High	Low
Fiscal 2006
First Quarter	$12.75	$10.05
Second Quarter	10.99	9.22
Third Quarter	9.84	7.06
Fourth Quarter	8.60	7.75

Year	$12.75	$7.06

We paid no cash dividends in fiscal 2006 or 2007. We currently anticipate that any future earnings will be retained for development of our business and do not anticipate paying cash dividends on our common stock for the foreseeable future. In addition, agreements with our lenders do not allow for the payment of cash dividends on our common stock.

Performance Graph
COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG MAX & ERMA’S RESTAURANTS, INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

	Fiscal Year Ending
Company/Index/Market	10/25/2002	10/24/2003	10/29/2004	10/28/2005	10/27/2006	10/26/2007
Max & Erma’s Restaurants, Inc.	100.00	126.79	95.36	88.29	58.21	26.86
SIC Eating Places	100.00	133.08	146.45	165.28	209.75	241.81
NASDAQ Market Index	100.00	145.24	148.44	159.81	179.95	217.22
ASSUMES $100 INVESTED ON OCTOBER 25, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING OCTOBER 28, 2007
     The above Performance Graph compares the performance of the Company with that of the NASDAQ Market Index and a Peer Group Index, which is an index of SIC Code 5812 — Eating Places. Both the NASDAQ Market Index and the Peer Group Index includes stocks of companies that were public as of October 28, 2007, and during the entire five-year period illustrated on the Performance Graph.

Item 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data.

(In Thousands, except per share and	October 28,	October 29,	October 30,	October 31,	October 26,
Other data and ratios)	2007	2006	2005	2004	2003

RESULTS OF OPERATIONS
Revenues	$174,854	$180,290	$183,705	$182,959	$167,083
Operating Income (Loss)	(1,133)	1,069	(140)	3,134	3,213

Interest Expense	3,678	3,079	2,431	2,154	1,680
Income (Loss) Before Income Taxes	(4,869)	(2,069)	(2,610)	960	1,494
Cumulative Effect of Change in Accounting Principle(1)		(115)
Net Income (Loss)	(3,530)	(579)	(1,315)	1,097	1,494
Proforma Net Income (Loss)
Assuming Retroactive Change(2)		(359)	(1,325)	1,087	1,484
Depreciation and Amortization	8,221	8,024	8,444	8,219	6,364
Capital Expenditures	9,409	5,524	9,967	19,444	19,055

PER DILUTED SHARE DATA
Income (Loss) Before Cumulative Effect	$(1.38)	$(0.18)	$(0.52)	$0.42	$0.56
Cumulative Effect of Change in Accounting Principle		(0.05)
Net Income (Loss)	(1.38)	(0.23)	(0.52)	0.42	0.56
Proforma Net Income (Loss)
Assuming Retroactive Change(2)		(0.14)	(0.52)	0.42	0.56
Average Shares Outstanding (000)	2,555	2,551	2,537	2,584	2,648

FINANCIAL POSITION
Cash and Equivalents	$2,466	$2,492	$2,911	$2,188	$2,616
Working Capital Deficit	(13,146)	(8,682)	(12,089)	(9,568)	(7,723)
Property — Net	55,017	50,809	55,663	55,350	47,037
Total Assets	78,560	72,335	73,857	71,107	61,742
Long-Term Obligations
(Less Current Maturities)	47,164	43,065	41,817	41,053	35,837
Stockholders’ Equity	9,687	13,034	13,307	14,056	12,189

OTHER DATA AND RATIOS
Average Restaurant Sales	$2,234	$2,300	$2,344	$2,376	$2,385
Same-Store Sales Decrease	(3.5)%	(2.7)%	(3.2)%	(0.4)%	(0.3)%
Company-owned Restaurants
In Operation at Year End	79	78	79	78	73
Operating Profit (Loss) Margin	(0.6)%	0.6%	(0.1)%	1.7%	1.9%
Long-Term Debt-to-Equity Ratio	4.9	3.3	3.1	2.9	2.9
Market Price Per Share at Year End	$3.76	$8.15	$12.36	$13.35	$17.75
Price Earnings Ratio (High/Low)	N/M	N/M	N/M	45.2/31.8	32.5/23.2
Return on Beginning Assets	(4.9)%	(0.8)%	(1.8)%	1.8%	2.4%
Return on Beginning Equity	(27.1)%	(4.4)%	(9.4)%	9.0%	13.2%

(1)	Fiscal 2006 includes the cumulative effect of change in accounting principle, net of $60,000 tax benefit, due to the adoption of FIN 47 “Accounting for Conditional Asset Retirement Obligations.”

(2)	Proforma amounts reflect the amounts the Company would have reported had the asset retirement obligations been recorded at the Inception of the leases.

Item 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     We generally lease the real estate for our restaurants and invest approximately $1.0 million dollars in furniture, fixtures, and equipment and building costs not totally funded by landlords. In 2007, we opened two restaurants. The average cash investment in each restaurant was $1.3 million. The higher investment was due to the fact that landlord contributions did not fund the entire building improvement costs. We anticipate that each new restaurant will generate annual sales of approximately $2.5 million and an average restaurant level profit of at least $300,000.
     Only one additional Company-owned restaurant is planned for 2008, and it opened in the first quarter. Due to losses experienced over the last three years and anticipated covenant defaults in our bank loan agreement at October 28, 2007, we are operating under an agreement with our lenders which amends the covenants of our loan agreement and restricts us from committing to the development of additional restaurants until we re-capitalize, or sell our Company. The agreement, which was entered into on October 26, 2007, also limits capital expenditures on existing restaurants to $2.6 million, net of landlord remodeling allowances for the restaurants scheduled to be remodeled in 2008. Under this agreement, we have until June 30, 2008 to re-capitalize or sell our Company. We are actively engaged in that process. If a re-capitalization transaction does not occur by June 30, 2008, we have until March 31, 2009 to obtain a new banking relationship. There is no assurance that we will be able to complete a re-capitalization of our Company or obtain a new banking relationship by the required times. Under the agreement, we must achieve a minimum adjusted EBITDA of $2.2 million for the first quarter of 2008 and $1.5 million per quarter thereafter. Beginning in fiscal 2009, we must comply with the covenants in our existing credit agreement. While we believe we can meet these covenants, there is no assurance that our lenders will amend or grant covenant waivers in the event of future covenant defaults.

     The restaurant industry is very competitive. We typically compete favorably with several larger, national restaurant chains in most of our locations. Nonetheless the amount of competition is one of the most significant factors affecting the success of a restaurant location. While we seek out less competitive sites, highly successful locations quickly attract competition, which may affect sales. Since late 2004 and continuing through 2007, same-store sales have been negative. Increased competition is a major factor affecting same-store sales. Other factors such as the mid-western economy, gas prices, utility costs and rising interest rates may also have affected consumer spending at casual dining restaurants. The continuation of same-store sales declines is a major factor in the losses reported over the last three years. We believe that our programs to remodel restaurants to our new prototype look and to improve the consistency of operations can generate positive same-store sales.
     Periodically we experience fluctuations in cost of goods sold, as a percentage of revenues, due to rising commodity prices. Our approach to rising commodity prices has always been to cautiously raise prices periodically at a rate consistent with inflation and not over react to shorter-term price spikes. As a result of this policy, we have generally maintained a gradually declining cost of sales percentage. This approach along with improved purchasing and more favorable commodity prices has allowed us to reduce our cost of sales percentage to the low end of its historical range at 25.4% for 2006 and 25.1% for 2007.
     We have experienced sharply rising health insurance costs over the past several years. During the first quarter of 2004, we implemented a new health insurance program and increased our employee contribution rates in an effort to reduce our health insurance costs. By increasing employee contribution levels, we reduced health insurance costs 6.5% in 2006 and 18.5% in 2007. We believe that the rising cost of healthcare will continue to be a challenge.
     We have debt borrowings of approximately $29.8 million at October 28, 2007. Three fourths of the related notes carry variable interest rates. As a result, our Company is exposed to a risk associated with rising interest rates. Further increases in interest rates could subject us to even higher interest expense. The remaining debt is a $7.1 million senior subordinated note issued on May 5, 2006. The note carries a fixed interest rate of 14.5% (17.5% from October 1, 2007 through March 31, 2008). The principal balance of the note is due May 5, 2012.
     As a result of the amendment to our bank agreement dated October 26, 2007, we cannot commit to develop new restaurants until our Company is re-capitalized or sold. Therefore, the only significant uses of our cash in 2008 will be debt service and replacement capital expenditures. We currently expect annual principal payments of $2.4 million and replacement capital expenditures of $2.6 million for fiscal 2008. We expect to generate approximately $7.6 million of depreciation expense in 2008. Accordingly, we could report a pre-tax loss in excess of $2.0 million and still generate sufficient cash flow to meet debt payments and fund replacement capital expenditures. We believe that our Company will generate sufficient cash flow to service debt and fund replacement capital expenditures, however, growth plans are curtailed until the completion of a re-capitalization or sale of our Company.
     During 2007, we incurred approximately $334,000 of costs exploring strategic alternatives for our Company, which might include the possible sale of the Company, equity investment in the Company or the possible sale of Company-owned restaurants to a franchisee or group of franchisees. We are continuing the process of exploring strategic alternatives for our Company into 2008 and are actively engaged in that process. We do not expect to incur significant additional costs unless we are successful in attracting an equity investment or offer to purchase at which time we could incur legal and professional fees associated with the transaction. There can be no assurance that we will be successful in securing an equity investment, a sale of the Company, the sale of restaurants to franchisees or other third parties, or in securing any other transaction affecting the capitalization of the Company. In the interim, we have developed a plan to improve profitability. This plan includes a reduction in corporate staff, certain salary adjustments and a restructuring of our operations department. In conjunction with that restructuring, we have hired a seasoned industry operations executive to head our operations department. We believe these changes, and the elimination of certain other charges included in corporate overhead for 2007, will result in an annual savings in excess of $1.5 million. We believe these changes, along with operational improvements and initiatives, will return our Company to profitability. If we are successful in obtaining equity capital, growth and remodeling plans may change.
YEAR-TO-YEAR COMPARISONS AND ANALYSIS
RESULTS OF OPERATIONS
The following table sets forth our operating results as a percentage of revenues:

	2007	2006	2005

Revenues	100.0%	100.0%	100.0%
Cost of Goods Sold	(25.1)	(25.4)	(25.5)
Payroll & Benefits	(32.5)	(32.2)	(32.3)
Other Operating Expenses	(33.6)	(33.2)	(33.3)
Administrative Expenses	(8.7)	(8.0)	(8.0)
Pre-Opening Expenses	(0.4)	(0.1)	(0.2)
Impairment of Fixed Assets	(0.4)	(0.5)	(0.8)
Interest Expense	(2.1)	(1.7)	(1.3)
(Income Taxes) Tax Credit	0.8	0.9	0.7
Change in Accounting Principle	—	(0.1)	—

Net Loss	(2.0)%	(0.3)%	(0.7)%

REVENUES
     Revenues for 2007 decreased $5.4 million or 3.0% from $180.3 million for 2006 to $174.9 million for 2007. The decrease was a result of i) the closing of one under-performing restaurant during 2007 ($1,113,000) and the closing of two under-performing restaurants during 2006 ($1,164,000) and ii) a $6.2 million or 3.5% decline in sales at restaurants opened 18 months or more. These factors offset additional sales from a restaurant that opened just before the start of 2007 ($2,403,000), two restaurants that opened late in the fourth quarter of 2007 ($248,000), and during the second half of the year, positive same-store sales of restaurants remodeled to our new prototype look ($307,000). During the third and fourth quarters of 2007, remodeled restaurants reported positive same-store sales of 3.2% and 3.1%, respectively. Franchise fees and royalties increased 22% from $1,797,000 in 2006 to $2,186,000 in 2007.
     Revenues for 2006 decreased $3.4 million or 2.0% from $183.7 million for 2005 to $180.3 million for 2006. The decrease was a result of i) the closing of two under-performing restaurants during each of 2006 and 2005 ($2,846,000) and ii) a $4.4 million or 2.7% decline in sales at restaurants open 18 months or more. These factors offset additional sales from three restaurants that opened during 2005, and were open for all of 2006 ($488,000). Franchise fees and royalties declined 1% from $1,821,000 in 2005 to $1,797,000 in 2006. One restaurant opened the last week of 2006, but had little effect on overall revenue growth ($65,000).
     Over the last two years, we believe that same-store sales have been negatively impacted by factors both external and internal to our Company. External factors such as a weak mid-western economy, competition and the effect of high gasoline and utility costs on consumer spending have likely impacted same-store sales. In 2007, rising home mortgage rates and the downturn in the housing market and the auto industry have negatively impacted consumer confidence and discretionary spending. Internally, in 2006 we reduced the amount of couponing and discounting. We believe reduced couponing and discounting in 2006 may be responsible for much of that year’s same-store sales decline. In 2007, we reduced the amount of our television advertising, as we believe we are not large enough to be media-efficient in most of our markets.
     We believe we can better achieve positive same-store sales by a return to community-oriented local store marketing, remodeling of existing restaurants to our new prototype look, and consistently operating to our standards. To increase the focus on operations, in the fourth quarter of 2007, we hired an experienced industry operations executive as Chief Operating Officer. Initially, operations has been restructured to push more responsibility for achieving operating standards and customer satisfaction down to the unit level. Late in the fourth quarter, we began a program to selectively offer coupons or discounts, on a limited basis, to reintroduce our restaurants to customers who may have left us and to generate trial by new customers. We believe we can build same-store sales by combining limited couponing and discounting with local store marketing and consistently operating to our standards.
     We expect to open one restaurant in 2008. This restaurant was under construction at October 28, 2007, and subsequently opened November 12, 2007. No additional Company-owned restaurants are planned for fiscal 2008, as we are operating under an agreement with our bank which restricts us from committing to the development of additional restaurants until we re-capitalize or sell our Company. Under the agreement, we are permitted to remodel three restaurants to our new prototype look during 2008, which we expect to do.
     During this period, our growth will shift to the opening of franchised restaurants. At October 28, 2007, 24 franchised restaurants were in operation as compared to 21 at October 29, 2006 and 23 at October 30, 2005. Four franchised restaurants opened during 2007 and one closed. During 2006, one franchised restaurant opened while three closed. Two of the closed franchised locations were test sites on the Ohio Turnpike involving limited table service and no alcoholic beverages. Ultimately, the locations did not generate sufficient sales to expand the test and the locations were closed.
     We anticipate a significant increase in franchise fees and royalties in 2008 due to the expected opening of eight franchise restaurants in 2008. At October 28, 2007, three franchised restaurants were under construction and five were in some stage of planning or permitting. During 2007, we signed two multi-unit franchise development agreements for four restaurants in the coastal Carolinas and ten restaurants in Southeastern Florida. At October 28, 2007, we had eight multi-unit franchise agreements signed, requiring the development of an additional 40 restaurants over the next ten years, plus two single restaurant franchise agreements for a total of 42 additional franchised restaurants.

COSTS AND EXPENSES
     Cost of goods sold, as a percentage of revenues, declined slightly from 25.5% for 2005 to 25.4% for 2006 and then declined to 25.1% for 2007. The decrease from 2006 to 2007 was due, in part, to the fact that the bundled price discount in last year’s first quarter “Pick Three” promotion (approximately 30%) was higher than the discount built into 2007’s “Three Degrees of Temptation” promotion (approximately 15%). Generally, inventory costs remained level over the periods reported with the exception of a 30 basis point ($450,000) reduction in seafood costs from 2006 to 2007, which contributed to the decline in cost of goods, sold as a percentage of revenues from 2006 to 2007.
     Payroll and benefits, as a percentage of revenues, declined from 32.3% for 2005 to 32.2% for 2006 and then increased to 32.5% for 2007. The slight decline from 2005 to 2006 was a result of an increase in employee contribution levels for health insurance that was implemented during the third quarter of 2006. Payroll expense was generally stable for 2005 to 2006. The increase in payroll and benefits, as a percentage of revenues, from 2006 to 2007 was a result of a 20 basis point (approximately $380,000) increase in restaurant management salaries, as a percentage of revenues, and a 45 basis point (approximately $790,000) increase in waiter and waitress wages due to the increase in the Ohio minimum wage, which went into effect January 1, 2007. These increases were partially offset by a 30 basis point (approximately $536,000) decline in Workers’ Compensation and health insurance expense due to the effectiveness of our self-funded programs and increased employee contribution levels for health insurance.
     Other operating expenses, as a percentage of revenues, remained essentially level at 33.3% for 2005 and 33.2% for 2006 and then increased to 33.6% for 2007. The slight decline from 2005 to 2006 was primarily a result of closing lower sales volume restaurants over the two periods where other operating expenses tended to be a higher percentage of revenues. A 20 basis point (approximately $390,000) reduction in advertising expense and a 25 basis point (approximately $446,000) reduction in restaurant supplies plus minor reductions in other operating expense categories was offset by a 35 basis point (approximately $600,000) increase in utilities and a 20 basis point (approximately $390,000) increase in repairs and maintenance. The increase in other operating expenses, as a percentage of revenues, from 2006 to 2007 was primarily a result of the effect of declining same-store sales on fixed expenses as occupancy costs increased 30 basis points (approximately $517,000) and depreciation expenses increased 10 basis points (approximately $172,000). Both of these expenses declined in real dollar terms, but increased as a percentage of revenues. The effect of closing lower sales volume restaurants over the last three years, where other operating expenses tended to be a higher percentage of revenues, has generally been offset by the effect of declining same-store sales on fixed expenses.
     Pre-opening costs, as a percentage of revenues, declined from 0.2% in 2005 to 0.1% in 2006 and then increased to 0.4% in 2007. The change in this expense is primarily a result of the number and timing of restaurant openings each year. We opened three restaurants in 2005, one in 2006 and two in 2007. We also incurred pre-opening expenses in 2007 for a restaurant that opened early in 2008.

ASSET IMPAIRMENT
     Annually or more frequently if events or circumstances change, a determination is made by management to ascertain whether property and equipment have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated undiscounted net cash flows are less than the carrying amount of such assets, the Company will recognize an impairment loss in an amount necessary to write down the assets to fair value. In performing its review, the Company considers the age of the restaurant and any significant economic events, recognizing that certain restaurants may take 24 to 36 months to become profitable or return to profitability.
     In evaluating its goodwill, the Company estimates the fair value of the operations at each reporting date to determine if any impairment exists. The Company reviews its other non-amortizing long-lived assets annually and when events or circumstances indicate that the carrying value of the asset may not be recoverable. The recoverability is assessed by calculating estimated fair value or by comparing the carrying value to the undiscounted cash flows. Changes in estimates could result in future impairment changes.
     Accordingly, during our annual review at the end of the third quarter of 2007, we recorded a $431,000 asset impairment charge for the write down of restaurant assets at three under-performing locations. During the fourth quarter of 2007, we recorded a $284,000 asset impairment charge for the write down of restaurant assets at two under-performing locations, based upon a review subsequent to our annual review and circumstances related to the restaurants involved.
     During the first quarter of 2006, we recorded a $505,000 asset impairment charge related to the closing and write-off of restaurant assets at one restaurant. The charge consisted primarily of the payment of a $440,000 lease termination fee. During the third quarter of 2006, we recorded a $339,000 asset impairment charge primarily for the expected end of lease closing of two restaurants. One of the restaurants closed shortly after the end of the quarter and the other closed at the end of its lease, in early 2007. The charge primarily consisted of the write-off of restaurant assets at the two restaurants scheduled to close and smaller charges for three under-performing locations.
     During the second quarter of 2005, we recorded a $1.45 million asset impairment charge related to six under-performing restaurants and to write-off costs associated with the proposed de-registration of our common stock. We expensed $1.26 million for the write-down of restaurant assets at the six restaurants and for payment to a landlord to obtain a release from one of the leases. We closed two of the restaurants during the third quarter of 2005. The restaurants that closed were both within three years of the end of their current lease terms. The restaurant assets at these restaurants were written down to estimated fair value based upon future discounted cash flows.
     We also expensed $190,000 of costs associated with the proposed de-registration of our common stock. Because the Securities and Exchange Commission extended the date of compliance with the Sarbanes-Oxley Act for non-accelerated filers and because of several initiatives expected to reduce the compliance costs, we elected to terminate the proposed de-registration transaction during the second quarter of 2005. Accordingly, we wrote off approximately $190,000 of costs, primarily legal, accounting, and professional fees, associated with the transaction, which had been incurred during the first and second quarters of 2005.

ADMINISTRATIVE EXPENSES
     Administrative expenses, as a percentage of revenues, remained at 8.0% in 2005 and 2006 and then increased to 8.7% for 2007. In dollar terms, administrative expenses decreased 2% from 2005 to 2006 and then increased 5% from 2006 to 2007. Administrative expenses have increased each year generally due to raises for corporate personnel and additional personnel to support the Company’s internal and franchise growth. The decrease from 2005 to 2006 was a result of overhead reductions put in place in late 2005 in response to same-store sales declines and reduced growth plans. The increase in 2007 was primarily a result of one-time charges of $334,000 for legal and professional fees associated with exploring strategic alternatives for our Company and $321,000 for the write-off of site development costs. Included in administrative expenses for 2007 and 2006 is stock based compensation expense totaling $163,000 and $226,000, respectively, which relates to stock option grants both during and prior to 2007. Had compensation costs for 2005 been determined pursuant to SFAS 123R for options granted both during and prior to 2005, administrative expenses for 2005 would have included stock based compensation expense totaling $153,000. At October 28, 2007, there was a remaining unrecognized compensation expense of $389,210 to be recognized over a weighted average period of 4.4 years.
INTEREST EXPENSE
     Interest expense increased 27% from $2,431,000 in 2005 to $3,079,000 in 2006 and then increased an additional 19% in 2006 to $3,678,000.
     The interest rate under our revolving credit agreement is based upon the ratio of bank indebtedness plus future minimum rental commitments multiplied by eight to earnings before interest, taxes, depreciation and amortization, plus rent during the periods reported. Based upon results for fiscal 2005 and 2006, our interest for fiscal 2006 and 2007 remained at LIBOR plus 3.5 percent and prime plus 3/4 percent, respectively. Additionally, we used an interest rate protection agreement to fix a portion of the outstanding balance under our credit agreement during 2005. The interest rate protection agreement expired October 31, 2005. We presently do not utilize any interest rate swap agreements to manage interest rate exposure on our floating-rate debt obligations.
     The increase in interest expense from 2005 to 2006 was a result of the higher interest rate on our senior subordinated note and further increases in LIBOR and prime during 2006. As a result of our May 5, 2006 debt restructuring, one of our two term loans was repaid in full. The interest rate on the remaining term loan, with a $12.2 million balance at October 29, 2006 and our revolving credit line, with a $11.9 million balance at October 29, 2006, was 9.0%. The interest rate on the $7.0 million senior subordinated note issued May 5, 2006 was fixed at 14.5%. Total interest bearing debt at October 29, 2006 remained unchanged from October 30, 2005, at approximately $31.0 million.
     The increase in interest expense from 2006 to 2007 was a result of higher utilization of our revolving credit line during 2007, a full year of higher interest associated with the $7.0 million senior subordinated note issued in mid-2006, interest expense on a financing lease obligation entered into during the first quarter of 2007 and loan fees totaling $302,000 related to the agreements entered into with our lenders. These factors offset a reduced balance due under our term loan and a decline in LIBOR and prime in late 2007. At October 28, 2007, the remaining balance under our term loan was $9.8 million and the outstanding balance on our revolving credit line was $12.9 million. The interest rate on both loans was 8.5% at October 28,

2007. Total interest bearing debt at October 28, 2007, excluding capital and financing leases, was $29.8 million.
     We anticipate that interest expense will decline in 2008 due to the decrease in LIBOR and prime in late 2007 and due to required principal amortization under our bank credit agreement. This decrease will be offset by additional interest on a $2.0 million, 8.5% note issued October 29, 2007, and by a 3 percentage point increase in the interest rate, through March 31, 2008, on our $7.0 million senior subordinated note.
     On October 26, 2007, we entered into agreements with the lender for our revolving credit agreement and the holder of our $7.0 million senior subordinated note. Under the agreements, we are required to re-capitalize or sell our Company by June 30, 2008 or establish a new banking relationship by March 31, 2009. Under the agreements, the holder of our senior subordinated note will accept a quarterly cash interest payment on December 31, 2007 and March 31, 2008 based upon a 6% annual interest rate and allow us to add the remaining interest to the note balance. In return, the interest rate from October 1, 2007 through March 31, 2008 was increased by three percentage points to 17.5%. This higher rate will increase interest expense approximately $105,000 during that period.
     On October 29, 2007, the first day of fiscal 2008, we issued a $2.0 million, 8.5% convertible promissory note to a director of our Company. One million dollars is due ten days after we receive a construction allowance from the landlord of one of the restaurants that opened during the fourth quarter of 2007. We expect to receive that payment and make the note payment by the end of the first quarter of 2008. The second million dollars is due the earlier of April 16, 2009 or upon the re-capitalization or sale of our Company. The $1.0 million note balance is convertible into shares of common stock at a rate equal to the lesser of $5.00 per share or the equity price per share realized in a re-capitalization or sale transaction. We could incur an additional $170,000 in interest expense if the entire balance of this note were outstanding for all of 2008.
     We capitalized $93,000, $44,000 and $108,000 of construction period interest in 2005, 2006 and 2007, respectively.
INCOME TAXES
     For 2007, we recorded a tax credit of $2.6 million, ($1,339,000 net of the $1.3 million valuation allowance recorded October 28, 2007), which reflects the tax benefit of the reported loss before income taxes and the FICA tax on tips credit of approximately $1,061,000. For 2006, we recorded a tax credit of $1,605,000 which reflected the tax benefit of the reported loss before income taxes and the FICA tax on tips credit of approximately $926,000. Fluctuations in pre-tax income or a pre-tax loss may cause our effective tax rate or tax credits recorded to vary from quarter to quarter. Included in the total net deferred tax asset balance of $14,245,000 at October 28, 2007 is $5,781,000 (exclusive of the valuation allowance) related to FICA tax on tips credits that begin expiring in 2023. We have considered all available evidence, including expected future taxable income and ongoing prudent and feasible tax planning strategies, in assessing the need for a valuation allowance. Accordingly, at October 28, 2007 we recorded a $1.3 million valuation allowance against our deferred tax asset due to the likelihood that a portion of the FICA tax on tips credit may expire before being utilized. The allowance was included in income tax expense for the fourth quarter of 2007. Due to changes in facts and circumstances and the significant management judgements and estimates involved in determining the proper valuation allowance, differences between actual future events and prior judgements and estimates could result in adjustments. Decreases in the expected future taxable income of our Company may trigger adjustments in future periods. In the event we were to determine it is more likely than not that we will not fully recognize the remaining net deferred tax assets, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital ratio decreased from 0.5 to 1 at October 29, 2006 to 0.4 to 1 at October 28, 2007. Historically, we have been able to operate with a working capital deficiency because i) restaurant operations are primarily conducted on a cash basis, ii) high turnover (about once every 10 days) permits limited investment in inventory, and iii) trade payables for food purchases usually become due after receipt of cash from the related sales. At October 28, 2007 and October 29, 2006, we had recorded accounts receivable of $1.9 million and $1.5 million, respectively, from landlords for the reimbursement of construction costs of restaurants which opened late in each fiscal year.
     During 2007, we expended approximately $9,409,000 for property additions and $70,298,000 to reduce long-term obligations. Funds for such expenditures were provided primarily by $69,142,000 from proceeds of long-term obligations, $10,900,000 from operations, and $26,000 from cash on hand. We routinely draw down and repay our revolving credit line, the gross amounts of which are included in the above numbers.
     Through October 28, 2007, we had expended a total of $3.3 million for the construction of two restaurants that opened during the fourth quarter of 2007. We expect to receive approximately $1.9 million from the landlords of the two restaurants. A portion of that money will be used to pay remaining accounts payable of $1.3 million related to construction of the two restaurants.
     We intend to open one additional restaurant in 2008. This restaurant was under construction at October 28, 2007 and subsequently opened November 12, 2007. Through October 28, 2007, we had expended approximately $1.2 million for the construction and equipping of the restaurant. The estimated costs to complete the restaurant at October 28, 2007, including amounts in accounts payable, was approximately $1.1 million. Funding to complete the restaurant will be provided by approximately $400,000 available under the related lease commitment and cash from operations.
     The combination of expending approximately $3.3 million, net of $1.2 million received from a landlord, on construction of the three restaurants during the second half of 2007 and operating losses reported during the last two quarters of 2007 increased our working capital deficit by approximately $4.6 million at October 28, 2007. At October 28, 2007, accounts payable were approximately $4.0 million higher than historic levels. Approximately $2.3 million of this amount related to new restaurant construction. We believe we will be able to reduce accounts payable to a more historic level through the receipt of remaining landlord construction allowances of approximately $2.4 million. Additionally, on October 29, 2007, we received $2.0 million for the issuance of an 8.5% convertible promissory note to a director of our Company. One million dollars is due ten days after we receive a construction allowance from the landlord of one of the restaurants that opened during the fourth quarter of 2007. We expect to receive that payment and make the note payment by the end of the first quarter of 2008. The total received from the landlord contributions and note, net of repayment, should be approximately $3.4 million. We believe the receipt of these funds, in addition to the elimination of any further cash outlays for new restaurant construction should allow us to reduce accounts payable to a more historic level.
     We expect to remodel three restaurants during 2008 at an estimated cost of $400,000 net of landlord contributions of $800,000, plus make additional capital expenditures of approximately $2.2 million on our existing restaurants. Funding for these capital expenditures is expected to be provided by cash flow from operations, landlord remodeling allowances and our revolving credit line. All of our Company’s assets collateralize borrowings under our revolving credit agreement. At October 28, 2007, we had approximately $2.1 million available under our $15.0 million revolving credit agreement.
     Prior to the October 29, 2007 issuance of the 8.5% convertible note referred to above, we entered into agreements with the lender for our revolving credit agreement and the holder of our $7.0 million senior subordinated note to amend the related loan agreements and to allow the issuance of the $2.0 million convertible note. Under the agreements, we must seek to re-capitalize or sell our Company by June 30, 2008. We also agreed that if a re-capitalization transaction does not occur by June 30, 2008, we will seek to establish a new banking relationship by March 31, 2009. Under the agreements, we also are restricted from committing to the development of additional restaurants and replacement capital expenditures are limited to $2.6 million annually through March 31, 2009. Under the agreements, all financial covenants are eliminated through the end of fiscal 2008 except for a requirement that we achieve a minimum adjusted EBITDA of $750,000 for the fourth quarter of 2007, a minimum adjusted EBITDA of $2.2 million for the first quarter of 2008 and $1.5 million per quarter thereafter through the fourth quarter of 2008. Thereafter, we must comply with the covenants in our existing credit agreement.
     Subsequent to entering into the above agreements with our lenders, we issued a $2.0 million, 8.5% convertible promissory note to a director of our Company on October 29, 2007. One million dollars is due ten days after we receive a construction allowance from the landlord of one of the restaurants that opened during the fourth quarter of 2007. The second million dollars is due the earlier of April 16, 2009 or upon the re-capitalization or sale of our Company. The $1.0 million note balance is convertible into shares of common stock at a rate of $5.00 per share or the equity price per share realized in a re-capitalization or sale transaction. The proceeds of the note were used to increase working capital.
     At October 28, 2007, we were in compliance with the minimum quarterly adjusted EBITDA covenant of $750,000 for the fourth quarter of 2007 required by the agreements entered into with our lenders. Having considered quarterly results for 2007, our internal budgets, recent sales trends and the effect of eliminating capital expenditures for new restaurants in the future, we believe that we will be able to comply with the minimum quarterly adjusted EBITDA requirements through 2008. Accordingly, we have classified amounts due under our loan agreement as long-term obligations less amounts classified as current maturities. There can be no assurance that we will be able to re-capitalize or sell our Company by the times required under the agreements with our lenders. Failure to do so will require us to comply with the original covenants in our loan agreements, with the exception of two covenants involving tangible net worth which have been deleted.
     We lease certain land, building and equipment under various operating lease agreements. The initial lease terms range from five to thirty years and expire between 2008 and 2027. In several cases, we are obligated to pay taxes, insurance, common area charges and other expenses related to the leased properties.

     At October 28, 2007, we were committed to the following significant financial obligations:
Contractual Obligation

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Operating Leases	$15,097,142	$28,682,239	$27,559,164	$120,722,524	$192,061,069
Capital Leases	90,000	180,000	180,000	540,000	990,000
Long-Term Debt(1)	5,263,085	9,741,094	24,810,369	—	39,814,548
Financing Leases	158,406	316,812	316,812	2,141,307	2,933,337

Total	$20,608,633	$38,920,145	$52,866,345	$123,403,831	$235,798,954

(1)	Includes interest at 8.0%, which was the rate in effect at December 11, 2007 under the Company’s Revolving Credit Agreement and 14.5% (17.5% from October 1, 2007 through March 31, 2008) which was the rate of the $7.0 million senior subordinated note issued May 5, 2006.
INFLATION
     Inflation has no material impact on results during the periods reported.
RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the Company’s 2008 fiscal year. The Company does not expect the impact of adopting FIN 48 to be material to its consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (SFAS 154). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of the adoption of SFAS 154 had no effect on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), to eliminate the diversity in practice that exists due to the different definition of fair value and the limited guidance for applying those definitions in accounting principles generally accepted in the United States of America that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 will apply to fiscal years beginning after November 15, 2007. The Company does not expect the impact of adopting SFAS 157 to be material to its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (SFAS 159) to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.
     In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) position EITF 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is Gross Versus Net Presentation) (EITF 06-3), that addresses disclosure requirements for taxes assessed by a governmental authority that is both imposed concurrently with a specific revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value-added, and some excise taxes. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted. The Company currently presents sales net of taxes collected.
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
Same-Store Sales
     Our Company discloses certain information regarding the performance of certain restaurants in operation at least 18 consecutive months in our management’s discussion and analysis. We exclude restaurants from this calculation that do not meet this definition. We believe this creates a reasonable starting point for the calculation of same-store sales. In addition, restaurants are excluded when unusual events or circumstances outside our control significantly change the business of the restaurant.
Asset Impairment
     Annually or more frequently, if events or circumstances change, we review each restaurant to ascertain whether property and equipment and intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write down the assets to a fair value as determined from expected future discounted cash flow. Testing for impairment of long-lived assets requires significant management judgement regarding future cash flows, asset lives and discount rates. Assumptions regarding these factors may greatly effect our estimates of future cash flows and therefore the amount of the related impairment loss. Changes in estimates could result in future impairment charges.

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
Classification of Debt as Long-Term
     The classification of amounts due under our loan agreements requires significant management judgement regarding the ability to meet future payment obligations under such agreements and maintain compliance with related covenants. At October 28, 2007, we were in compliance with the minimum quarterly adjusted EBITDA covenant of $750,000 for the fourth quarter of 2007 required by the agreements entered into with our lenders. Having considered quarterly results for 2007, our internal budgets, recent sales trends and the effect of eliminating capital expenditures for new restaurants in the future, we believe that we will be able to comply with the minimum quarterly adjusted EBITDA requirements through 2008 and meet the required payment obligations under the loan agreements. Accordingly, we have classified amounts due under our loan agreement as long-term obligations less amounts classified as current maturities.
Income Taxes and Deferred Tax Asset
     For 2007, we recorded a tax credit of $2.6 million ($1,339,000 net of the $1.3 million valuation allowance recorded October 28, 2007), which reflects the tax benefit of the reported loss before income taxes and the FICA tax on tips credit of approximately $1,061,000. For 2006, we recorded a tax credit of $1,605,000, which reflected the tax benefit of the reported loss before income taxes and the FICA tax on tips credit of approximately $926,000. Fluctuations in pre-tax income or a pre-tax loss may cause our effective tax rate or tax credits recorded to vary from quarter to quarter. Included in the total net deferred tax asset balance of $14,245,000 at October 28, 2007 is $5,781,000 (exclusive of the valuation allowance) related to FICA tax on tips credits that begin expiring in 2023. We have considered all available evidence, including expected future taxable income and ongoing prudent and feasible tax planning strategies, in assessing the need for a valuation allowance. Accordingly, at October 28, 2007 we recorded a $1.3 million valuation allowance against our deferred tax asset due to the likelihood that a portion of the FICA tax on tips credit may expire before being utilized. The allowance was included in income tax expense for the fourth quarter of 2007. Due to changes in facts and circumstances and the significant management judgements and estimates involved in determining the proper valuation allowance, differences between actual future events and prior judgments and estimates could result in adjustments. Decreases in the expected future taxable income of our Company may trigger adjustments in future periods. In the event we were to determine it is more likely than not that we will not fully recognize the remaining net deferred tax assets, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.
SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “plan,” “anticipate,” “believe,” “expect,” “estimate,” and “project” and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding the opening of the first Las Vegas franchise (paragraph 1), anticipated royalties from additional franchised restaurants (paragraph 1), anticipated sales and profit at new restaurants (paragraph 2), anticipated covenant defaults (paragraph 3), the belief that we can meet the covenants under our amended loan agreements (paragraphs 3 and 45), the belief that we compete favorably with larger restaurant chains (paragraph 4), the belief that our programs to remodel restaurants and improve operations will generate positive same-store sales (paragraph 4), the belief that rising healthcare costs will continue to be a challenge (paragraph 6), the expectation that annual principal payments will be $2.4 million and annual capital expenditure will be $2.6 million in 2008 (paragraph 8), the expectation that depreciation expense will be $7.6 million 2008 (paragraph 8), the belief that we will generate sufficient cash flow to service debt and fund replacement capital expenditures (paragraph 8), the expectation that we will not incur significant additional costs exploring strategic alternatives unless we receive an investment or purchase offer (paragraph 9), the belief that certain operational changes and overhead reduction will return us to profitability (paragraph 9), the belief that reduced discounting may be responsible for same-store sales declines in 2006 and that we are not large enough to be media efficient (paragraph 13) the belief that we can achieve positive same-store sales through local store marketing, limited couponing, remodeling of existing restaurants and consistent operations (paragraph 14), the expectation of opening one new Company-owned restaurant in 2008 (paragraphs 15 and 40), the expectation of remodeling three restaurants in 2008 (paragraph 15), the anticipated increase in franchise fees and royalties (paragraph 17), the expectation that interest expense will decline in 2008 due to lower interest rates and amortization of principal (paragraph 32), the expectation that we will receive a landlord construction allowance and make a related note payment during the first quarter of 2008 (paragraphs 34 and 41), the expectation of receiving landlord construction allowances totaling $1.9 million for two restaurants (paragraph 39), the estimated costs and sources of funds to complete a new restaurant and replacement capital expenditures (paragraphs 40 and 42), and the belief that we will be able to reduce accounts payable to more normal levels (paragraph 41).
     Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, our ability to open or franchise new restaurants as planned, changes in competition in markets where we operate restaurants, our ability to control administrative expenses, changes in interest rates, changes in cash flows from operations, the availability of real estate for purchase or lease and other risks, uncertainties and factors described in Item 1A of this Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
     As of October 28, 2007, our total long-term indebtedness (including current maturities) was approximately $29.8 million, $22.8 million of which represents the balance due under our bank loan agreement and bears interest at variable rates. A one percentage point increase or decrease in interest rates could increase or decrease our pre-tax income by approximately $228,000. Based upon quarter ending balances, the average borrowings under our revolving credit agreement during 2007 was $22.4 million. The high and low balance outstanding under the revolving credit agreement during 2007 was $24.1 million and $20.9 million, respectively. For a further description of our indebtedness, see Item 8, Financial Statements and Supplementary Data — Note 3 to the Consolidated Financial Statements. We do not use financial instruments to hedge our interest rate risk.
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
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The consolidated balance sheets as of October 28, 2007 and October 29, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended October 28, 2007, and the related notes to the consolidated financial statements together with the independent registered public accounting firm’s report thereon appear on pages F-1 through F-22 hereof.
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
Item 9B. OTHER INFORMATION
     None.
PART III
Items 10, 11, 12, 13 and 14. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE AND PRINCIPAL ACCOUNTING FEES AND SERVICES
     Information required under these Items is incorporated herein by reference from our Proxy Statement for our 2008 Annual Meeting of Stockholders pursuant to Regulation 14A.
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	The following financial statements are included in the Annual Report on Form 10-K on the pages indicated.
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of October 28, 2007 and October 29, 2006
For the years ended October 28, 2007, October 29, 2006 and October 30, 2005:
•	Consolidated Statements of Operations

•	Consolidated Statements of Stockholders’ Equity

•	Consolidated Statements of Cash Flow

•	Notes to Consolidated Financial Statements
(2)	No financial statement schedules are required to be filed because the conditions requiring their filing do not exist or because the information is given in the consolidated financial statements or notes thereto.

(a)(3) and (b): The exhibits listed in the accompanying index to exhibits on pages 32 through 34 are filed as part of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 25, 2008	Max & Erma’s Restaurants, Inc.
	By:	/s/ Robert A. Lindeman
Robert A. Lindeman
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 17th day of January 2008.

Signature	Title

/s/ Todd B. Barnum Todd B. Barnum	Chairman of the Board

/s/ Robert A. Lindeman Robert A. Lindeman	President & Chief Executive Officer (Principal Executive Officer)

/s/ William C. Niegsch, Jr. William C. Niegsch, Jr.	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

*/s/ Jay B. Barney Jay B. Barney	Director

*/s/ Mark F. Emerson Mark F. Emerson	Director

*/s/ Michael G. Giulioli Michael G. Giulioli	Director

*/s/ Curtis A. Loveland Curtis A. Loveland	Director

*/s/ Donal H. Malenick Donal H. Malenick	Director

*/s/ William C. Niegsch, Jr. William C. Niegsch, Jr. Attorney-in-Fact

Annual Report on Form 10-K
Max & Erma’s Restaurants, Inc.
Index to Exhibits

Exhibit
No.	Description	Page No.

3(a)	Restated Certificate of Incorporation, as amended April 4, 1985.	Reference is made to Exhibit 4(c) of Report on Form 10-Q filed June 26, 1985.

3(b)	Certificate of Amendment of Certificate of Incorporation, dated September 22, 1986.	Reference is made to Exhibit 3(c) of Report on Form 10-K filed January 23, 1987.

3(c)	Certificate of Amendment of Certificate of Incorporation, dated May 30, 1990.	Reference is made to Exhibit 3(d) of Report on form 10-K filed January 25, 1991.

3(d)	Amended and Restates By-Laws, adopted March 16, 2007.	Reference is made to Exhibit 3 of Report on Form 8-K filed March 21, 2007.

4(a)	Form of Common Stock Certificate.	Reference is made to Exhibit 4(a) of Registration Statement on Form S-1 (Registration No. 2-85585).

4(b)	Articles FOURTH, SEVENTH, EIGHTH, NINTH, TENTH and ELEVENTH of the Company’s Restated Certificate of Incorporation and amendments thereto and Articles II, IV, VI, and VII of the Company’s Amended and Restated By-Laws.	Reference is made to Exhibits 3(a), 3(b), 3(c), and 3(d) of this Report on Form 10-K.

10(a)	Max & Erma’s Ltd. Agreement of Limited Partnership, dated May 17, 1972.	Reference is made to Exhibit 10(b) of Registration Statement on Form S-1 (Registration No. 2-85585).

10(b)	First Amendment to Agreement of Limited Partnership of Max & Erma’s Ltd., dated September 9, 1974.	Reference is made to Exhibit 10(b) of Registration Statement on Form S-1 (Registration No. 2-85585).

10(c)*	1992 Stock Option Plan.	Reference is made to Exhibit 10(q) of Report on Form 10-K filed January 25, 1993.

10(d)*	1996 Stock Option Plan.	Reference is made to Exhibit 10(p) of Report on Form 10-K filed January 1996.

10(e)*	2002 Stock Option Plan.	Reference is made to Exhibit 4(a) of Form S-8 filed June 28, 2002.

10(f)*	2007 Stock Incentive Plan.	Reference is made to Exhibit 4(a) of Form S-8 filed April 16, 2007.

10(g)*	Form of [Incentive/Non-Statutory] Stock Option Agreement under the 2007 Stock Incentive Plan.	Reference is made to Exhibit 10.1 of Report on Form 10-Q filed June 20, 2007.

10(h)*	Form of Indemnification Agreement between Max & Erma’s Restaurants, Inc. and each of its directors.	Reference is made to Exhibit 10.1 of Report on Form 8-K filed June 16, 2006.

Exhibit
No.	Description	Page No.

10(i)*	Description of the Material Terms of Max & Erma’s Restaurants, Inc.’s Fiscal 2007 Executive Compensation Program.	Reference is made to Exhibit 10.1 of Report on Form 8-K filed October 23, 2006.

10(j)*	Description of the Material Terms and Conditions of Max & Erma’s Restaurants, Inc.’s Fiscal 2008 Executive Compensation Bonus Program.	Reference is made to Exhibit 10.1 of Report on Form 8-K filed November 9, 2007.

10(k)*	Description of the Base Salaries of the Executive Officers of Max & Erma’s Restaurants, Inc.	Reference is made to Exhibit 10.2 of Report on Form 8-K filed November 9, 2007.

10(l)	Sixth Amended and Restated Revolving Credit Agreement, dated May 4, 2006, between Max & Erma’s Restaurants, Inc. and National City Bank.	Reference is made to Exhibit 10.1 of Report on Form 8-K filed May 9, 2006.

10(m)	First Amendment to Sixth Amended and Restated Revolving Credit Agreement, dated December 14, 2006, between Max & Erma’s Restaurants, Inc. and National City Bank.

10(n)	Letter Agreement, dated September 4, 2007, between Max & Erma’s Restaurants, Inc. and National City Bank.

10(o)	Note Purchase Agreement, dated May 5, 2006, between Max & Erma’s Restaurants, Inc. and the purchasers listed on Schedule A attached thereto.	Reference is made to Exhibit 10.2 of Report on Form 8-K filed May 9, 2006.

10(p)	First Amendment to Note Purchase Agreement, dated October 26, 2007, between Max & Erma’s Restaurants, Inc. and the Purchasers.	Reference is made to Exhibit 10.2 of Report on Form 8-K filed November 1, 2007.

10(q)	Forbearance Agreement, dated October 26, 2007, between Max & Erma’s Restaurants, Inc. and National City Bank, individually and as agent.	Reference is made to Exhibit 10.1 of Report on Form 8-K filed November 1, 2007.

10(r)	Convertible Promissory Note, dated October 29, 2007, executed by Max & Erma’s Restaurants, Inc. in favor of Donal H. Malenick.	Reference is made to Exhibit 10.3 of Report on Form 8-K filed November 2, 2007.

10(s)*	Employment Agreement, dated September 10, 2007, between Max & Erma’s Restaurants, Inc. and Michael A. Nahkunst.	Reference is made to Exhibit 10.1 of Report on Form 8-K filed September 10, 2007.

10(t)*	Retirement Agreement, dated September 19, 2007, between Max & Erma’s Restaurants, Inc. and Todd B. Barnum.	Reference is made to Exhibit 10.1 of Report on Form 8-K filed September 25, 2007.

10(u)*	Employment Agreement, dated September 19, 2007, between Max & Erma’s Restaurants, Inc. and Robert A. Lindeman.	Reference is made to Exhibit 10.2 of Report on Form 8-K filed September 25, 2007.

10(v)*	Employment Agreement, dated September 19, 2007, between Max & Erma’s Restaurants, Inc. and William C. Niegsch, Jr.	Reference is made to Exhibit 10.3 of Report on Form 8-K filed September 25, 2007.

10(w)*	Schedule of Max & Erma’s Restaurants, Inc.’s Director Fees, effective commencing with fiscal 2007.	Reference is made to Exhibit 10.2 of Report on Form 8-K filed October 23, 2006.

Exhibit
No.	Description	Page No.
23**	Consent of Deloitte & Touche LLP.

24**	Power of Attorney.

31.1**	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certification of Chief Executive Officer.

32.2***	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 15(a)(3) of the Report on Form 10-K.

**	Filed with this Annual Report on Form 10-K.

***	Furnished with this Annual Report on Form 10-K.

Annual Report on Form 10-K
Max & Erma’s Restaurants, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Directors of
Max & Erma’s Restaurants, Inc.:
We have audited the accompanying consolidated balance sheets of Max & Erma’s Restaurants, Inc. and subsidiary (the “Company”) as of October 28, 2007 and October 29, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 28, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Max & Erma’s Restaurants, Inc. and subsidiary at October 28, 2007 and October 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended October 28, 2007, in conformity with accounting principles generally accepted in the United States of America.
Columbus, OH
January 25, 2008

MAX & ERMA’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 28, 2007 AND OCTOBER 29, 2006

	October 28,	October 29,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,465,852	$2,491,877

Receivables:
Landlord receivables and other	2,242,821	1,748,635
Franchise	434,320	305,301

Total receivables	2,677,141	2,053,936

Inventories	1,320,669	1,260,537
Supplies	504,155	515,456
Prepaid expenses	645,272	526,546
Deferred income taxes	950,000	725,000

Total current assets	8,563,089	7,573,352

PROPERTY, PLANT, AND EQUIPMENT — At cost:
Land and buildings	37,062,513	33,558,261
Leasehold improvements	32,598,491	30,714,247
Equipment and fixtures	41,192,846	39,432,387
Construction in process	2,135,258

Total property, plant, and equipment	112,989,108	103,704,895

Less accumulated depreciation and amortization	57,971,840	52,896,054

Property, plant, and equipment — net	55,017,268	50,808,841

OTHER ASSETS:
Goodwill	51,980	51,980
Deferred costs (less accumulated amortization of 2007 — $958,717 and 2006 — $453,240)	516,495	1,065,647
Deferred income taxes	11,958,000	10,677,000
Liquor licenses and other (less accumulated amortization of 2007 — $167,429 and 2006 — $167,429)	2,453,457	2,177,845

Total other assets	14,979,932	13,972,472

TOTAL	$78,560,289	$72,354,665

		(Continued)

MAX & ERMA’S RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 28, 2007 AND OCTOBER 29, 2006

	October 28,	October 29,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term obligations	$2,914,530	$2,729,989
Accounts payable	6,629,523	4,245,631
Construction payables	2,650,901	584,046
Accrued liabilities:
Payroll and related taxes	2,966,378	2,770,583
Taxes — other than income taxes	1,888,610	1,718,683
Interest	612,781	657,715
Gift cards	2,584,490	1,903,767
Utilities	888,228	846,111
Other	573,926	799,256

Total accrued liabilities	9,514,413	8,696,115

Total current liabilities	21,709,367	16,255,781

LONG-TERM OBLIGATIONS — Less current maturities	47,164,076	43,065,227

COMMITMENTS AND CONTINGENCIES (Note 1)

STOCKHOLDERS’ EQUITY:
Preferred stock — $0.10 par value — authorized, 500,000 shares; none outstanding
Common stock — $0.10 par value — authorized, 2007 and 2006 — 5,000,000 shares; issued and outstanding: 2007 — 2,554,474 and 2006 — 2,551,974 shares	255,446	255,196
Additional paid-in capital	1,165,389	982,697
Retained earnings	8,266,011	11,795,764

Total stockholders’ equity	9,686,846	13,033,657

TOTAL	$78,560,289	$72,354,665

See notes to consolidated financial statements.		(Concluded)

MAX & ERMA’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 28, 2007, OCTOBER 29, 2006, AND OCTOBER 30, 2005

	October 28,	October 29,	October 30,
	2007	2006	2005
	(52 weeks)	(52 weeks)	(52 weeks)

REVENUES	$174,854,432	$180,289,781	$183,705,077

OPERATING EXPENSES:
Cost of goods sold	43,912,169	45,802,663	46,868,766
Payroll and benefits	56,858,690	57,969,321	59,315,489
Other operating expenses	58,647,405	59,922,708	61,074,546
Administrative expenses	15,201,049	14,490,692	14,744,764
Preopening costs	653,455	190,460	391,789
Impairment of assets	715,064	845,433	1,450,000

Total operating expenses	175,987,832	179,221,277	183,845,354

OPERATING (LOSS) INCOME	(1,133,400)	1,068,504	(140,277)

INTEREST EXPENSE	3,677,599	3,079,391	2,431,305

OTHER NONOPERATING EXPENSES	57,754	57,754	38,503

LOSS BEFORE INCOME TAXES	(4,868,753)	(2,068,641)	(2,610,085)

INCOME TAXES (BENEFIT)	(1,339,000)	(1,605,000)	(1,295,000)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(3,529,753)	(463,641)	(1,315,085)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE — Net of $60,000 deferred income tax benefit		(115,000)

NET LOSS	$(3,529,753)	$(578,641)	$(1,315,085)

NET LOSS PER SHARE:

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(1.38)	$(0.18)	$(0.52)

Cumulative effect of change inaccounting principle		(0.05)

BASIC AND DILUTED LOSS PER SHARE	$(1.38)	$(0.23)	$(0.52)

WEIGHTED-AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	2,554,804	2,551,018	2,537,277

See notes to consolidated financial statements.

MAX & ERMA’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED OCTOBER 28, 2007, OCTOBER 29, 2006, AND OCTOBER 30, 2005

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	(Loss) Income	Earnings	Total

BALANCE — October 31, 2004	2,507,328	$250,732	$319,404	$(203,406)	$13,689,490	$14,056,220

Issuance of stock through option plans — including $110,611 related tax benefit	39,450	3,945	358,821			362,766

Comprehensive loss:
Change in fair value of interest rate protection agreement — net of income tax ($109,526)				203,406		203,406
Net loss					(1,315,085)	(1,315,085)

Total comprehensive loss						(1,111,679)

BALANCE — October 30, 2005	2,546,778	254,677	678,225	—	12,374,405	13,307,307

Issuance of stock through option plans — including $14,568 related tax benefit	5,196	519	78,220			78,739

Stock compensation			226,252			226,252

Net loss and comprehensive loss					(578,641)	(578,641)

BALANCE — October 29, 2006	2,551,974	255,196	982,697	—	11,795,764	13,033,657

Issuance of stock through option plans	2,500	250	20,125			20,375

Stock compensation			162,567			162,567

Net loss and comprehensive loss					(3,529,753)	(3,529,753)

BALANCE — October 28, 2007	2,554,474	$255,446	$1,165,389	$—	$8,266,011	$9,686,846

See notes to consolidated financial statements.

MAX & ERMA’S RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 28, 2007, OCTOBER 29, 2006, AND OCTOBER 30, 2005

	October 28,	October 29,	October 30,
	2007	2006	2005
	(52 weeks)	(52 weeks)	(52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,529,753)	$(578,641)	$(1,315,085)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,220,939	8,024,286	8,443,967
Deferred income tax benefit	(1,506,000)	(1,968,000)	(1,994,000)
Stock compensation expense	162,567	226,252
Cumulative effect of change in accounting principle		175,000
Accretion of deferred sale — leaseback gain	(126,267)	(126,267)	(126,267)
Other nonoperating expenses	57,754	57,754	38,503
Impairment of fixed assets	715,064	384,265	1,011,000
Loss on disposition of assets	294,991	243,416	206,237
Proceeds from lease incentives	1,990,887		1,000,000
Changes in assets and liabilities:
Receivables	1,267,420	113,573	299,907
Inventories	(60,132)	140,831	(24,002)
Supplies	11,301	64,710	85,923
Prepaid expenses	(118,726)	(55,076)	41,380
Other assets	205,826	(90,068)	(387,936)
Accounts payable	2,383,892	(480,292)	381,170
Accrued liabilities	818,298	(220,041)	2,412,854
Other liabilities	112,397	(121,697)	401,170

Net cash provided by operating activities	10,900,458	5,790,005	10,474,821

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(9,408,609)	(5,524,182)	(9,966,903)
Changes in other assets	(109,338)	34,473	77,731
Proceeds from the sale of property	47,016		31,333

Net cash used in investing activities	(9,470,931)	(5,489,709)	(9,857,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations	(70,298,386)	(54,881,248)	(52,820,697)
Proceeds from long-term obligations	69,142,000	54,729,000	52,793,019
Debt issuance costs	(261,787)	(588,045)	(79,596)
Proceeds from exercise of stock options	20,375	78,739	252,155
Excess distributions to minority interests in Affiliated Partnership	(57,754)	(57,754)	(38,503)

Net cash (used in) provided by financing activities	(1,455,552)	(719,308)	106,378

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(26,025)	(419,012)	723,360

CASH AND CASH EQUIVALENTS — Beginning of year	2,491,877	2,910,889	2,187,529

CASH AND CASH EQUIVALENTS — End of year	$2,465,852	$2,491,877	$2,910,889

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest — net of $107,932, $44,440, and $93,958 capitalized in 2007, 2006, and 2005, respectively	$3,181,070	$2,924,379	$2,103,280

Income taxes	$185,663	$274,088	$299,245

Noncash activities:
Property additions financed by construction payables	$2,650,901	$584,046	$863,135

Property additions financed by long-term financing obligation	$1,537,500	$—	$—

Deferred lease incentives included in accounts receivable	$1,890,625	$1,537,500	$—

See notes to consolidated financial statements.

MAX & ERMA’S RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 28, 2007 AND OCTOBER 29, 2006, AND
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED OCTOBER 28, 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — Max & Erma’s Restaurants, Inc. and subsidiary (the “Company”) owns and operates restaurants under the trade name “Max & Erma’s — Neighborhood Gathering Place.” At October 28, 2007, there are 103 Max & Erma’s restaurants in operation (99 at October 29, 2006) (principally located in the midwestern United States). The Company owns all of the restaurants, except for one that is owned by a separate limited partnership (“Affiliated Partnership”) in which the Company is the controlling general partner, and 24 which are franchised to unrelated parties (21 at October 29, 2006).

Consolidation — The consolidated financial statements include the accounts of the Company and the Affiliated Partnership. All intercompany transactions and balances have been eliminated.

Fiscal Year-End — The Company and its Affiliated Partnership each have a 52—53 week accounting period, which ends on the last Sunday in October. Fiscal years 2007, 2006, and 2005 each contained 52 weeks.

Cash and Cash Equivalents — The Company considers all checking accounts, cash funds, and highly liquid debt instruments with a maturity of less than three months at the date of purchase to be cash equivalents. All cash is principally on deposit with four banks.

Inventories — Inventories are valued at the lower of cost, using the first-in, first-out method, or market and consist of food and beverages.

Preopening Costs — The Company expenses such costs as they are incurred in accordance with Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities.

Depreciation and Amortization of Property — Depreciation and amortization of property are computed generally using the straight-line method based on the estimated useful lives of the assets or the terms of the leases as follows:

Years

Buildings	15—30
Leasehold improvements	10—15
Equipment and fixtures	3—15
Leasehold Improvements — Leasehold improvements reimbursed by the landlord through construction allowances are capitalized as leasehold improvements, with the construction allowances recorded as deferred lease incentives. Such leasehold improvements and related deferred lease incentives are amortized on a straight-line basis over the lesser of the life of the asset or the lease term. For purposes of recognizing incentives, rent holidays and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company gains access to improve the property for its intended use.

Other Assets — In accordance with the Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized. Deferred costs include debt issuance costs that relate to various debt agreements and are being amortized over the terms of the agreements. In 2007, the Company expensed new site development costs of approximately $310,000 related to new sites which the Company is prohibited from developing under the terms of its Forbearance Agreement (see Note 3). Liquor license costs are treated as indefinite lived assets.
Asset Impairments — Annually or more frequently if events or circumstances change, a determination is made by management to ascertain whether property and equipment have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated undiscounted net cash flows are less than the carrying amount of such assets, the Company will recognize an impairment loss in an amount necessary to write down the assets to fair value. In performing its review, the Company considers the age of the restaurant and any significant economic events, recognizing that certain restaurants may take 24 to 36 months to become profitable or return to profitability.
In evaluating its goodwill, the Company estimates the fair value of the operations at each reporting date to determine if any impairment exists. The Company reviews its other nonamortizing long-lived assets annually and when events or circumstances indicate that the carrying value of the asset may not be recoverable. The recoverability is assessed by comparing estimated fair value to the carrying value. Changes in estimates could result in future impairment charges. See Note 9 regarding provision for impairment of assets.
Asset Retirement Obligations — The Company follows FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143, which requires entities to record a liability equal to the fair value of the estimated future cost to retire an asset if the liability’s fair value can be reasonably estimated. Certain leases contractually require the Company to restore certain facilities back to a condition specified in the lease agreements. The Company’s asset retirement obligation (ARO) liabilities are primarily associated with the return of leasehold improvements to basic shell construction. The Company estimates the fair value of these liabilities based on current store closing costs and discounts the costs back as if they were to be performed at the inception of the lease. At the inception of such a lease, the Company records the ARO as a liability and also records a related asset in an amount equal to the estimated fair value of the liability. The capitalized asset is then depreciated on a straight-line basis over the useful life of the asset. Upon retirement of the asset, any difference between the actual retirement costs incurred and the previously recorded estimated ARO liability is recognized as a gain or loss in the consolidated statements of operations. See Note 10.
In future periods, the Company may make adjustments to the ARO liability as a result of the availability of new information, changes in labor costs, and other factors. The estimate of the ARO liability is based on a number of assumptions requiring professional judgment, including average store closing costs, inflation rates, and asset reuse rates.
Revenue Recognition — Revenue from restaurant sales is recognized when food and beverage products are sold. The Company records sales net of sales tax collected. Gift cards are recognized as liabilities upon issuance of the gift cards. The Company recognizes revenue from the gift cards as they are redeemed and does not record estimated slippage. Franchise fees for new franchises are recognized as revenue when substantially all commitments and obligations have been fulfilled, which is generally upon commencement of operations by the franchisee. The Company recognizes royalties on a franchisee’s sales in the period in which the sales occur. Included in revenues are franchise fees and royalties of approximately $2,189,000, $1,797,000, and $1,821,000 in 2007, 2006, and 2005, respectively.

Self-Insurance — The Company is primarily self-insured for workers’ compensation and employee health insurance. Self-insurance liabilities are determined actuarially based on claims filed and estimates for claims incurred but not reported. On November 1, 2007, the Company provided a $282,000 letter of credit collateralizing funding for claims paid under its self-insured workers’ compensation program.
Advertising — The Company expenses the costs of advertising (including production costs) the first time the advertising takes place. Advertising expense was approximately $4,310,000, $4,557,000, and $5,041,000 for fiscal 2007, 2006, and 2005, respectively.
Contingent Rent — The Company expenses contingent rent based on a quarterly gross sales basis as they accrue.
Income Taxes — The Company is subject to federal, state, and local income taxes. Income taxes are provided for all taxable items included in the consolidated statements of operations in accordance with FASB Statement No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are computed based upon future tax consequences associated with differences between the financial statement carrying amount and the tax bases of assets and liabilities.
Net Loss Per Share — Basic loss per share amounts are based on the weighted-average number of shares of common stock outstanding during the years presented. Diluted income per share amounts are based on the weighted-average number of shares of common stock and dilutive stock options outstanding during the years presented (stock options are excluded from the calculation if a net loss is reported, as the effect of such options is antidilutive). Options to purchase 301,150, 288,950, and 221,950 shares of common stock were outstanding in fiscal 2007, 2006, and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares or the Company reported a net loss for the year, and therefore, the effect would be antidilutive.
Stock-Based Employee Compensation Plans — In December 2004, the FASB issued FASB Statement No. 123R, Share-Based Payment. FASB Statement No. 123R requires the measurement and recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation expense over the period that an employee provides service in exchange for the award, which is typically the vesting period. FASB Statement No. 123R was effective October 31, 2005, and the Company adopted FASB Statement No. 123R using the modified prospective method in fiscal 2006. See a complete discussion of the impact of the adoption of FASB Statement No. 123R in Note 6.
The weighted-average per share fair value of options granted during fiscal 2007 and 2006 was $3.03 and $3.23, respectively, and was estimated at the date of grant using the Black-Scholes option pricing model. The following assumptions were used for options granted in 2007 and 2006, respectively: risk-free interest rate of 4.6%, no expected dividend yield; volatility factor of the respected market price of common stock (based upon the Company’s historical data) of 23% and 28%; and a weighted-average expected option life (based upon the Company’s historical data) of 6.7 and 6.0 years. No options were granted in fiscal 2005.

Under the modified prospective method, the Company has not restated any balance sheet or statement of operations items for any prior periods. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123R for options granted in fiscal 1996 through 2005, net (loss) income and (loss) earnings per share for 2005, would have been as follows:

Net loss:
As reported	$(1,315,085)

Pro forma	$(1,468,036)

Basic and diluted loss per share:
As reported	$(0.52)

Pro forma	$(0.58)

Segment — The Company presently operates in one segment as determined in accordance with FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information.
Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts may differ from these amounts.
Commitments and Contingencies — The Company is involved in various claims and legal proceedings arising from the normal course of business. While the ultimate liability, if any, from these proceedings is presently indeterminable, in the opinion of management, these matters should not have a material adverse effect on the consolidated financial statements of the Company.
Recently Issued Financial Accounting Standards — In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the Company’s 2008 fiscal year. The Company does not expect the impact of adopting FIN No. 48 to be material to its consolidated financial statements.
In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. FASB Statement No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. FASB Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of the adoption of FASB Statement No. 154 had no effect on the Company’s consolidated financial statements.
In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definition of fair value and the limited guidance for applying those definitions in accounting principles generally accepted in the United States of America that are dispersed among the many accounting pronouncements that require fair value measurements. FASB Statement No. 157 will apply to fiscal years beginning after November 15, 2007. The Company does not expect the impact of adopting FASB Statement No. 157 to be material to its consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value. FASB Statement No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of FASB Statement No. 157. An entity is prohibited from retrospectively applying FASB Statement No. 159, unless it chooses early adoption. The Company is currently evaluating the impact of FASB Statement No. 159 on its consolidated financial statements.
In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) position EITF Issue No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is Gross Versus Net Presentation), that addresses disclosure requirements for taxes assessed by a governmental authority that is both imposed concurrently with a specific revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value-added, and some excise taxes. EITF Issue No. 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. The provisions of EITF Issue No. 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted. The Company currently presents sales net of taxes collected.
2.	OWNERSHIP OF RESTAURANT BY AFFILIATED PARTNERSHIP

One restaurant is owned by an Affiliated Partnership in which the Company is the general partner. As a general partner, the Company is liable for all of the debts and liabilities of the Affiliated Partnership. Because of depreciation, past partnership distributions at times have cumulatively exceeded the limited partners’ capital accounts and the Company has absorbed the limited partners’ capital account deficits. When this situation later reverses, the Company appropriately recovers such deficits. This can create some variations in the annual allocation of profits and losses of the partnership. During fiscal 2007, 2006, and 2005, the Company’s share of the remaining partnership’s profits and losses was approximately 70%, 90%, and 70%, respectively. In 2007, 2006, and 2005, the Company expensed $57,754, $57,754, and $38,503, respectively, related to excess distributions to the minority interest, which is included as other nonoperating expenses. At October 28, 2007 and October 29, 2006, no amounts were due to Affiliated Partners.

3.	LONG-TERM OBLIGATIONS

Long-term obligations as of October 28, 2007 and October 29, 2006, consist of the following:

	October 28,	October 29,
	2007	2006
Debt:
Revolving credit agreement	$12,933,000	$11,870,000
Amended term loan	9,800,000	12,200,000
Senior subordinated note	7,114,188	7,000,000

Total debt	29,847,188	31,070,000

Deferred gain on sale/leaseback (Note 4)	1,261,318	1,387,585
Deferred lease incentives (Note 1)	8,404,989	5,099,147
Accrued rent (Note 4)	6,858,573	6,482,252
Deferred compensation plan	1,054,170	951,898
Capital leases (Note 4)	600,618	629,334
Long-term financing obligation (Note 4)	1,506,353
Asset retirement obligations	177,636	175,000
Other obligations	367,761

Total long-term obligations	50,078,606	45,795,216

Less current maturities of long-term obligations	(2,914,530)	(2,729,989)

Total long-term obligations — less current maturities	$47,164,076	$43,065,227

On May 5, 2006, the Company amended its bank loan agreement and issued a $7.0 million, interest-only senior subordinated note to an unrelated party. The $7.0 million note bears interest, payable quarterly, at a fixed rate of 14.5%, with principal due May 1, 2012. The note is subordinate to borrowings under the Company’s bank credit agreement. The net proceeds of approximately $6.5 million were used to pay off a $2.4 million bank note, reduced borrowings under the Company’s revolving credit line by $2.8 million, and increased working capital by $1.3 million. As a result, the outstanding borrowings under the Company’s new bank loan agreement were reduced to a $12.8 million five-year term loan (“Amended Term Loan”), requiring quarterly principal payments of $600,000 and $12.2 million outstanding under a $15.0 million revolving credit line (“Revolving Credit Agreement”). Both the term note and revolving credit line bear interest, payable quarterly, at Prime plus 3/4% or London InterBank Offered Rate (LIBOR) plus 3.5% at the Company’s option, with the outstanding balance under both loans due March 1, 2011.
Beginning with the fiscal year ending October 26, 2003, the Company was required to make excess cash flow payments on the Amended Term Loan, not to exceed $500,000, to reduce outstanding principal balances provided the Company meets certain net income requirements (equal to 50% of the net income that exceeds the principal amounts paid on the term loan during the fiscal year). No excess cash flow payments were made in fiscal 2007, 2006, and 2005. Each loan bears interest at a fluctuating quarterly rate based upon the Prime or LIBOR rate determined by the ratio of the indebtedness of the Company to earnings before interest, taxes, depreciation, and amortization (EBITDA) of the Company. At October 28, 2007, the Amended Term Loan rate and the rate on the revolving credit borrowings was 8.5%. In addition, the Company must pay a quarterly commitment fee on the unused portion of the commitment and an annual agency fee. Substantially, all of the Company’s assets collateralize the credit agreement.

On October 26, 2007, the Company entered into agreements with the lender for its bank loan agreement and the holder of its $7.0 million senior subordinated note. Under the agreements, the Company must seek to recapitalize or sell itself by June 30, 2008, or establish a new banking relationship by March 31, 2009. Under the agreements, the Company is restricted from committing to the development of additional restaurants and replacement capital expenditures are limited to $2.6 million annually through March 31, 2009. Under the agreements, all financial covenants are eliminated through the end of fiscal 2008 except for a requirement that the Company achieve a minimum adjusted EBITDA (EBITDA adjusted for certain nonrecurring, noncash, and restaurant preopening costs) of $750,000 for the fourth quarter of 2007, a minimum adjusted EBITDA of $2.2 million for the first quarter of 2008 and $1.5 million per quarter thereafter through the fourth quarter of 2008. Thereafter, the Company must comply with the covenants in its existing credit agreement.
The agreement with the holder of the $7.0 million senior subordinated note increased the interest rate from 14.5% to 17.5% from October 1, 2007 through March 31, 2008. During that time period, the Company will pay a cash interest rate of 6% and add the remaining interest to the principal of the note.
On October 29, 2007, the first day of fiscal 2008, the Company issued a $2.0 million, 8.5% convertible promissory note to a director of the Company. One million dollars is due ten days after the Company receives a construction allowance from the landlord of one of the restaurants that opened during the fourth quarter of 2007. The second million dollars is due on the earlier of April 16, 2009, or upon the re-capitalization or sale of the Company. The remaining $1.0 million note balance is convertible into shares of common stock at a rate of $5.00 per share or the equity price per share realized in a recapitalization or sale transaction. The proceeds of the note were used to increase working capital.
At October 28, 2007, the Company was in compliance with the minimum quarterly adjusted EBITDA covenant of $750,000 for the fourth quarter of 2007 required by its bank loan agreement and senior subordinated note agreement. The Company projects that it will be incompliance with the minimum quarterly adjusted EBITDA covenant, and therefore has classified this related debt as long-term (less current maturities). The Company must improve its operating results and cash flows or take other actions to improve its capitalization to meet the debt covenants in the future. Any failure to comply with the debt covenants in the future could result in an event of default under the borrowing agreements, in which case the lenders could elect to declare all amounts outstanding thereunder to be due and payable, which could have a material adverse effect on the Company’s financial condition.
The Company entered into a $20,000,000 interest rate protection agreement in fiscal 2000, as required by its bank loan agreement described above, to manage its exposure to the variability of cash flows primarily related to the interest rate changes on borrowing costs. The swap fully amortized over the life of the contract to October 31, 2005. For fiscal 2005, the ineffective portion of the protection agreement was not material to the Company’s consolidated financial statements. The Company reclassified approximately $313,000 of net derivative losses to interest expense in fiscal 2005.

Future maturities of long-term debt obligations at October 28, 2007, are as follows (see Note 4 for maturities of other long-term obligations):

Years Ending
in October

2008	$2,400,000
2009	2,400,000
2010	2,400,000
2011	15,533,000
2012	7,114,188

Total	$29,847,188

4.	LEASES

The Company leases certain land and buildings used in the restaurant operations under various long-term capital and operating lease agreements. The initial lease terms range from 5 to 30 years and expire between 2008 and 2027. The leases include renewal options for 5 to 20 additional years. Several leases require, in addition to the base rent, additional rent based on percentages of the restaurant’s annual gross revenue, as defined. The Company is also obligated to pay certain real estate taxes, insurance, common area charges, and various other expenses related to the properties. The leases are collateralized by subordinated liens on the leasehold improvements, equipment, and fixtures.

The Company leases vehicles and equipment used in the restaurant operations under both capital and operating lease agreements. Lease terms range from two to six years and expire through 2009. The Company is required to pay certain taxes, insurance, and other expenses related to the leased property. The Company also leases other equipment for periods of one year or less.

A summary of property under capital leases at October 28, 2007 and October 29, 2006, included in the accompanying consolidated balance sheets, is as follows:

	October 28,	October 29,
Asset Description	2007	2006

Buildings	$750,000	$750,000
Equipment and fixtures	494,774	496,207

Total	1,244,774	1,246,207

Less accumulated amortization	(1,196,696)	(1,148,130)

Net	$48,078	$98,077

On April 27, 2006, the Company entered into a sale-leaseback agreement with an unrelated party for a new restaurant to be constructed in Springboro, OH. On June 6, 2006, the unrelated party purchased the land at the contracted price (approximately $900,000) from an unrelated third-party seller. Shortly thereafter, the Company started construction of the restaurant and paid for the construction costs with funds generated from operations. Under the April 27, 2006 lease agreement, the Company agreed to lease the restaurant premises and land from the unrelated party for 20 years, and the unrelated party agreed to reimburse the Company up to $2.5 million of costs incurred for the land and buildings. The balance due under this agreement of $1,537,500 was recorded as a receivable on October 23, 2006, the opening date of the restaurant, in accordance with the terms of the agreement. In accordance with FAS No. 98, Accounting for Leases, the transaction did not meet the criteria for sale-leaseback accounting, and accordingly, has been recorded as a lease financing transaction. In accordance with EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, the Company recorded the restaurant building costs incurred as a property asset during the construction period. The $1,537,500 to be received from the landlord was recorded as a receivable at October 23, 2006. On November 14, 2006, when the receivable was collected, the Company recorded a long-term financing obligation and related long-term property asset under such obligation. There was no gain, deferred gain, or loss recorded on such transaction. At October 28, 2007, included in deferred lease incentives is approximately $1,200,000 related to amounts received from a landlord on a new restaurant which opened on November 12, 2007, which will be reclassified as a as a long-term financing obligation in fiscal 2008.
Future minimum lease payments under the long-term financing obligation and capital leases and the present value of such payments at October 28, 2007, are as follows:

	Financing	Capital
	Obligation	Lease	Total

2008	$158,406	$90,000	$248,406
2009	158,406	90,000	248,406
2010	158,406	90,000	248,406
2011	158,406	90,000	248,406
2012	158,406	90,000	248,406
Thereafter	2,141,307	540,000	2,681,307

Total minimum lease payments	2,933,337	990,000	3,923,337
Less amount representing interest	(1,426,984)	(389,382)	(1,816,366)

Present value of minimum lease payments	1,506,353	600,618	2,106,971
Less current maturities	(33,850)	(31,705)	(65,555)

Total obligations under leases — less current maturity	$1,472,503	$568,913	$2,041,416

At October 28, 2007, the future minimum rental commitments under noncancelable operating leases with an initial term in excess of one year are as follows:

Years Ending
in October

2008	$15,097,142
2009	14,604,372
2010	14,077,867
2011	13,854,360
2012	13,704,804
Thereafter	120,722,524

Total	$192,061,069

The above future minimum rental amounts include the land portion of certain capital leases, but exclude renewal options and additional rent based on sales or increases in the United States Consumer Price Index (USCPI). For operating leases which require increasing rental payments over the term of the lease, the Company records rent expense on a straight-line basis. The related accrued rent will generally reverse over the next 15 years.
In prior years, the Company entered into sale-leaseback transactions with regard to the land, buildings, fixtures, and improvements at certain restaurant sites, whereby the Company leases back the restaurant sites under operating leases over 20-year periods. Generally, the base rents of the leases will be adjusted by the lesser of a defined percentage or a factor of the increase in USCPI at each anniversary date, as defined. Two transactions resulted in a gain of approximately $1,547,000, which is amortized over the related lease terms.
Rent expense, including common area charges but excluding taxes, insurance, and other expenses related to all operating leases for the years ended October 28, 2007, October 29, 2006, and October 30, 2005, consists of the following:

	2007	2006	2005

Minimum rent	$15,639,799	$15,545,618	$15,709,259
Contingent rent based on a percentage of gross revenue	102,266	136,868	139,471

Total	$15,742,065	$15,682,486	$15,848,730

The Company has agreements with a partnership in which a former director is a partner that grants rights to the partnership to install and operate coin-operated amusement equipment in certain restaurants. Under the agreements, the Company has received games revenue averaging approximately $40,000 per year over the last three years.

5.	INCOME TAXES

The benefit for income taxes for the years ended October 28, 2007, October 29, 2006, and October 30, 2005 consists of the following:

	2007	2006	2005

Federal:
Current	$(77,000)	$245,000	$604,000
Deferred	(1,268,000)	(1,830,000)	(2,459,000)
State and local:
Current	22,000	58,000	95,000
Deferred	(16,000)	(78,000)	465,000

Total income taxes (benefit)	$(1,339,000)	$(1,605,000)	$(1,295,000)

The Company’s effective tax benefit rate varies from the statutory federal income tax rate for the years ended October 28, 2007, October 29, 2006, and October 30, 2005, as a result of the following factors:

	2007	2006	2005

Benefit at statutory rate	$(1,655,000)	$(703,000)	$(887,000)
State income taxes — net of federal benefit	4,000	(13,000)	7,000
Jobs-related tax credit	(104,000)	(13,000)	(90,000)
FICA tax tips credit	(957,000)	(913,000)	(881,000)
Nondeductible stock compensation	57,000	51,000
State of Ohio adjustment			550,000
Valuation allowance for FICA tax tips credit	1,317,000
Other — net	(1,000)	(14,000)	6,000

Total benefit	$(1,339,000)	$(1,605,000)	$(1,295,000)

During fiscal 2007, the Company recorded a valuation allowance of $1,317,000 against the deferred tax asset related to the FICA tax tips credit. The Company believes that it is more likely than not it may not fully utilize the tips credit before they expire. The Company has considered all available evidence, including expected future taxable income and ongoing prudent and feasible tax planning strategies, in assessing the need for a valuation allowance. Due to changes in facts and circumstances and the significant management judgments and estimates involved in determining the proper valuation allowance, differences between actual future events and prior judgments and estimates could result in adjustments. Decreases in the expected future taxable income of the Company may trigger adjustments in future periods. In the event the Company were to determine it is more likely than not that it will not fully recognize deferred tax assets, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. The FICA tax tips credit, net of valuation allowance, expire $591,000 in 2024, $1,155,000 in 2025, $1,148,000 in 2026, and $1,608,000 in 2027.

During fiscal 2005, the Company expensed $550,000 of previously recorded state of Ohio deferred tax assets because the state of Ohio eliminated its corporate franchise tax and replaced it with a commercial activity tax included in administrative expenses.

The tax effects of significant items comprising the Company’s net deferred tax asset at October 28, 2007 and October 29, 2006, are as follows:

	2007	2006

Deferred tax assets (liabilities):
Accrued rent	$2,495,000	$2,383,000
Depreciation	3,557,000	2,994,000
Deferred gain	523,000	579,000
Officers’ benefits	601,000	570,000
Gift cards	946,000	704,000
FICA tax credit	5,782,000	4,170,000
Partnership	79,000	162,000
UNICAP and other	208,000
Net operating loss	222,000

Total deferred tax assets	14,413,000	11,562,000

Prepaid insurance and other	(188,000)	(160,000)

Total deferred tax liabilities	(188,000)	(160,000)

Net deferred tax asset before valuation allowance	14,225,000	11,402,000

Valuation allowance	(1,317,000)

Net deferred tax asset	$12,908,000	$11,402,000

6.	STOCK OPTION AND BONUS PLANS

The Company’s fiscal 1996, 2002 and 2007 stock option plans (collectively, the “Plans”) provide that the Company may grant options to certain key employees of the Company and its affiliates, consultants, and advisers who render services to the Company and its affiliates and directors of the Company who are employees of neither the Company nor any affiliate. The terms of the Plans are at the sole discretion of a committee of three nonemployee and members of the Company’s board of directors (the “Committee”). Under the fiscal 1996, 2002, and 2007 Plans, the Company may grant 400,000, 250,000, and 250,000 shares, respectively. The Committee will determine the option price per share of each incentive stock option granted under the Plans. The option price may not be less than the fair market value of a share on the date of grant of such option. If the grantee owns more than 10% of the total combined voting stock of the Company, the exercise price of the option must be at least 110% of the fair market value. Options granted under the Plans are generally first exercisable three years after the date of grant and expire 10 years after the date of grant. At October 28, 2007, 301,150 shares under option were outstanding under the Plans. The reserve for future shares for the 2007 and 2002 plans are 147,500 and 71,654 shares, respectively.

Under FASB Statement No. 123R, the Company calculates the fair value of option grants using the Black-Scholes option-pricing model. Total compensation cost related to share-based payment arrangements for the years ended October 28, 2007 and October 29, 2006, was $162,567 and $258,337, respectively. This amount was reflected in administrative expenses. The tax benefit recorded for this compensation cost on nonstatutory stock options was $27,000 and $14,568, respectively.

During fiscal 2007, the Company received $20,375 from the exercise of stock options (no aggregate intrinsic value). During fiscal 2006, the Company received $64,171 from the exercise of stock options. The aggregate intrinsic value of these options was $21,434.

The following summarizes the stock option transactions:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value

Balance — October 31, 2004	313,651	$12.69
Exercised	(63,301)	(9.51)
Cancelled	(28,400)	(13.96)

Balance — October 30, 2005	221,950	13.44
Granted	100,196	11.51
Exercised	(5,196)	(6.18)
Cancelled	(28,000)	(10.12)

Balance — October 29, 2006	288,950	13.22
Granted	105,000	8.38
Exercised	(2,500)	(8.15)
Cancelled	(90,300)	(13.86)

Balance — October 28, 2007	301,150	$11.42	6.99	$.00

Exercisable at October 28, 2007	130,987	$13.26	5.15	$.00

A summary of information regarding stock options outstanding at October 28, 2007, is as follows:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Exercise Price	October 28, 2007	Life	Price	October 28, 2007	Price

$8.50 — $10.30	125,500	7.98	$8.75	19,667	$10.15
$10.90 — $17.75	175,650	6.28	$13.33	111,320	$13.81
The weighted-average grant-date fair value of options granted during fiscal 2007 and 2006, was $3.03, and $3.23, respectively. The total intrinsic value of options exercised during the fiscal 2006 and 2005, was $21,434, and $318,792, respectively, (none in 2007).

A summary of the status of, and changes to, unvested options during the year ended October 28, 2007, is as follows:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Unvested — Beginning of year	131,180	$4.63

Granted	105,000	3.03
Forfeited	(16,720)	5.21
Vested	(49,297)	4.31

Unvested — End of year	170,163	$3.87

As of October 28, 2007, there was $389,210 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 4.43 years. The total fair value of shares vested during fiscal 2007 was $162,567.

The Plans permit optionees to tender shares to the Company in lieu of cash for the exercise of stock options. In fiscal 2005, 23,351 shares, were tendered for the exercise of 34,800 options. No shares were tendered in 2007 and 2006.

7.	EMPLOYEE BENEFIT PLANS

Max & Erma’s 401(k) Savings Plan and Trust allows employees who have attained age 21 and have completed one year of service to defer receipt of a portion of their compensation and contribute such amounts to various investment funds. The Company matches a percentage of the employees’ contributions if certain pretax income is achieved.

The Company adopted a deferred compensation plan effective January 1, 1999, to provide tax-deferred compensation to a select group of management or highly compensated employees of the Company through deferrals of cash compensation and Company-related contributions. Participants in the plan may contribute up to 25% of their compensation. Employer contributions are permitted up to the first 4% of compensation the participant has contributed in combination with the Company’s 401(k) savings plan and trust. Employer contributions are fully vested after three years of service. The fair value of the investment included in other assets and offsetting liability was approximately $1,054,000 and $952,000 at October 28, 2007 and October 29, 2006, respectively.

Total expense for these plans for fiscal 2007, 2006, and 2005 was approximately $65,000, $93,000, and $281,000, respectively.

8.	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, receivables, accounts and construction payables, and accrued liabilities at October 28, 2007 and October 29, 2006, approximate their fair value due to the short-term maturities of these items.

The carrying amount of the Company’s amended term loan and revolving credit agreement approximated its fair value at October 28, 2007 and October 29, 2006. The fair value of the Company’s long-term debt is estimated based on the current interest rates offered for debt of the same remaining maturities. It is not practical for the Company to estimate the fair value of its senior subordinated note as the note is part of an investment in an equity fund.

9.	IMPAIRMENT OF ASSETS

During fiscal 2007, the Company recorded an $715,064 asset impairment charge relating to four restaurants. The charges consisted of the write-off of restaurant assets at the four restaurant based on a discounted cash flow analysis.

During fiscal 2006, the Company recorded an $845,433 asset impairment charge, primarily for the expected end of lease closings of three restaurants. Two of the restaurants closed in fiscal 2006, and the other closed in fiscal 2007 at the end of its lease. The charge primarily consisted of the write-off of restaurant assets at the three restaurants based on a discounted cash flow analysis, the payment of a $440,000 lease termination fee, and smaller charges for three underperforming locations.

During fiscal 2005, the Company recorded a $1,450,000 asset impairment charge. The charge consisted of $1,260,000 (including $439,000 of cash charges) related to six underperforming restaurants for the write-down of restaurant assets based on a discounted cash flow analysis and the payment to a landlord to obtain a release from one of the leases. Two of the restaurants were closed in fiscal 2005. The Company also expensed $190,000 to write-off costs associated with the proposed deregistration of its common stock, which was terminated in fiscal 2005.

10.	CHANGE IN ACCOUNTING PRINCIPLE

During the fourth quarter of 2006, the Company adopted FIN No. 47 as described in Note 1. FIN No. 47 clarified the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement of the obligation are conditional on a future event. FIN No. 47 also clarified that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when a tangible long-lived asset is obtained, if the liability’s fair value can be reasonably estimated. Prior to this change, the Company expensed such asset retirement costs when incurred. The initial adoption resulted in a charge of $115,000 (net of income tax benefit), which was recorded as a cumulative effect of a change in accounting principle. The adoption increased asset retirement obligations by $175,000 and increased deferred tax assets by $60,000. As of the end of 2007, the ARO liability was $177,000.

11.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of the unaudited quarterly results of operations for the years ended October 28, 2007 and October 29, 2006, is as follows:

Unaudited		Operating	Income	Net		Diluted
(Thousands, except	Total	Income	(Loss) Before	Income		Earnings (Loss)
per share data)	Revenues	(Loss)	Income Taxes	(Loss)		Per Share

2007

First Quarter	$55,521	$1,848	$759	$749		$0.29
Second Quarter	41,135	279	(511)	(101)		(0.04)
Third Quarter	39,201	(1,092)	(1,889)	(968)		(0.38)
Fourth Quarter	38,997	(2,168)	(3,228)	(3,210)		(1.26)

Year	$174,854	$(1,133)	$(4,869)	$(3,530)		$(1.38)

2006

First Quarter	$57,617	$331	$(493)	$(32)		$(0.01)
Second Quarter	42,781	655	(30)	161		0.06
Third Quarter	40,646	14	(811)	(295)		(0.12)
Fourth Quarter	39,246	68	(735)	(413	)(1)	(0.16	)(1)

	$180,290	$1,068	$(2,069)	$(579)		$(0.23)

(1)	Includes $115,000 ($.05 per share) cumulative effect of change in accounting principle (net of $60,000 tax benefit) due to the adoption of FIN No. 47 Accounting for Conditional Asset Retirement Obligations.
******