Form 10-K/A
period 2007-10-28
MAX & ERMAS RESTAURANTS INC
filed 2008-02-25
CIK 706471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K/A No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 28, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                            to
Commission file number: 0-11514
Max & Erma’s Restaurants, Inc.
(Exact name of registrant as specified in its charter)

Delaware	31-1041397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4849 Evanswood Drive, Columbus, Ohio 43229
(Address of principal executive offices)(Zip Code)
Registrant’s telephone number, including area code: 614-431-5800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.10 Par Value	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). YES ☐    NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐    NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑    NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☑
The aggregate market value of the registrant’s Common Stock held by the registrant’s non-affiliates was approximately $12,574,348 on May 13, 2007.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,554,474 shares of Common Stock were outstanding at December 31, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
None.

INTRODUCTORY NOTE:
     This amendment on Form 10-K/A amends Max & Erma’s Restaurants, Inc.’s Annual Report on Form 10-K for the fiscal year ended October 28, 2007, as initially filed with the Securities and Exchange Commission on January 25, 2008, and is being filed to include the Items composing the Part III information because the Company has not filed a definitive proxy statement with respect to an Annual Meeting of Stockholders within 120 days of the Company’s fiscal year end, as provided in Instruction G(3) to Form 10-K.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
     The Company’s Board of Directors currently consists of seven directors divided into three classes as provided in the table below. Each director has held the occupation indicated for more than the past five years unless otherwise indicated.
Directors — Terms to Expire 2008 (Class I)

	Director
Name and Age	Continuously Since	Principal Occupation(1)
William C. Niegsch, Jr., 55	1982	Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

Curtis A. Loveland, 61	2007	Partner at Porter, Wright, Morris & Arthur LLP since 1979. Mr. Loveland heads the Corporate Department and practices in the areas of corporate and securities law. Mr. Loveland is also a director of Rocky Brands, Inc., a NASDAQ Global Select company that has a class of securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.
Directors — Terms to Expire 2009 (Class II)

	Director
Name and Age	Continuously Since	Principal Occupation(1)
Donal H. Malenick, 69	2006	Chairman of Columbus Steel Castings since February 2003, a steel foundry that manufactures steel castings for a variety of industries, including railroads, mining, and construction. Mr. Malenick served as Chief Executive Officer of Columbus Steel Castings from March 2003 until December 2006. Prior to that, Mr. Malenick has been retired from Worthington Industries, Inc. since May 1999.

Mark F. Emerson, 60	2006	Chief Operating Officer of the Company for more than five years prior to his resignation as an officer in December 2003, and an employee of the Company from January 2004 through December 2004. Mr. Emerson became a member of the Board of Directors in March 2006.

Michael G. Giulioli, 55	2006	Chief Operating Officer of RD Legal Funding, LLC, since July 2005, a specialty finance company serving the legal profession. Prior to that, Mr. Giulioli served as Vice President & Senior Officer for Park National Bank from January 2004 to June 2005 and Vice President of Credit & Underwriting for Textron Financial Corporation from June 2001 to December 2003.

Directors — Terms to Expire 2010 (Class III)

	Director
Name and Age	Continuously Since	Principal Occupation(1)
Todd B. Barnum, 65	1982	Chairman of the Board of Directors. Mr. Barnum served as President of the Company until September 2005 and as Chief Executive Officer until September 2007.

Jay B. Barney, 53	2006	Professor of Management and the Chase Chair for Excellence in Corporate Strategy at The Ohio State University.

(1)	Unless otherwise stated, the director has held the occupation for the previous five years.
Executive Officers
     In addition to Mr. Niegsch, the following persons are executive officers of the Company.
     ROBERT A. LINDEMAN, age 39, was appointed to the position of Chief Executive Officer in September 2007, having served as President of the Company since September 2005. Prior to that, he served as Executive Vice President from July 2005 to September 2005 and Chief Development Officer from October 2003 to September 2005. Prior to becoming the Company’s Chief Development Officer, Mr. Lindeman served as Vice President of Franchising from October 2000 to October 2003, and as Director of Franchising from 1998 to October 2000. Prior to that, Mr. Lindeman served successively as assistant manager, general manager, and regional manager of the Company.
     MICHAEL NAHKUNST, age 57, was appointed to the position of Chief Operating Officer in September 2007. Prior to joining the Company, Mr. Nahkunst was the Chief Operating Officer of BJ’s Restaurants, Inc. from March 2002 to March 2005; President and CEO of Big Rock Restaurant Group, Inc. from May 1999 to March 2002; Executive Vice President and Chief Operating Officer of The Cheesecake Factory, Inc. from September 1997 to January 1999; and President of Wildfire Enterprises, L.L.C. from December 1994 to August 1997. Mr. Nahkunst also served in various capacities at Brinker International, Inc. and Chili’s Restaurants, Inc. from 1977 to 1994. Mr. Nahkunst has been an independent consultant and investor since leaving BJ’s Restaurants, Inc. in March 2005.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors and greater than 10% stockholders, to file reports of ownership and changes in ownership of the Company’s securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on its review of such reports and written representations from reporting persons, the Company believes that all filing requirements were complied with during fiscal 2007.
Code of Conduct
     The Company has adopted a code of conduct that applies to its directors, officers and all employees. The code of conduct is posted on the Company’s website at www.maxandermas.com and can be accessed from the home page by clicking on “Investors.”
     The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of this code of conduct by posting such information on the website at the address and location specified above.
Material Changes to Procedures by Which Stockholders May Recommend Nominees to the Board of Directors
     There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors since the Company’s last disclosure of such procedures in the Company’s proxy statement for the 2007 Annual Meeting of Stockholders.

Audit Committee
     The Company’s Board of Directors has an Audit Committee, which is currently comprised of Messrs. Giulioli (Chairman), Malenick, and Barney. The Board of Directors has determined that each of Messrs. Giulioli, Malenick, and Barney is independent as independence is defined in NASDAQ Marketplace Rule 4200(a)(15) and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, and that the Audit Committee composition meets the requirements of NASDAQ Marketplace Rule 4350(d)(2). The Board of Directors has determined that Mr. Giulioli meets the requirements of an “audit committee financial expert” as set forth in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.
Item 11. Executive Compensation.
     The following information provides discussion, analysis and data tables regarding the compensation of our named executive officers (“NEOs”), who are those officers listed in our Summary Compensation Table below.
Compensation Discussion and Analysis
     We have prepared this Compensation Discussion and Analysis (“CD&A”) to provide you with our perspective on executive compensation so that you may understand our compensation policies and our decisions regarding compensation for our NEOs. We recommend that you review the various executive compensation tables below in conjunction with this CD&A. Unless otherwise noted, the policies, plans and other information in this CD&A apply to all of our NEOs. Our CD&A covers the following topics:
•	the role of the Compensation Committee in setting executive compensation;

•	our compensation philosophy and its underlying principles — including the objectives of our executive compensation program and what it is designed to reward;

•	our process for setting executive compensation; and

•	the elements of our executive compensation program — including a discussion of why we choose to pay each element of compensation, how we determine the amount of such element, and how each element fits into our overall compensation objectives and “total compensation” for our NEOs.
     The Compensation Committee
     The Compensation Committee (referred to in this CD&A as the “Committee”) was appointed by our Board of Directors and is governed by a written charter that is available on our website. The Committee members are Messrs. Barney (Chairman), Giulioli, and Malenick. Our Board of Directors has determined that each of the Committee members is independent under the standards of independence established by the Nasdaq Stock Market. The Committee is comprised solely of non-employee directors for purposes of Section 16(a) of the Securities and Exchange Act of 1934.
     The compensation committee has the authority and responsibility to determine and administer Max & Erma’s compensation policies, to establish the salaries and bonus award formulas of executive officers, and to grant awards under Max & Erma’s 2002 Stock Option Plan and 2007 Stock Incentive Plan. The Committee also has the responsibility to produce an annual report on executive compensation for inclusion in Max & Erma’s annual proxy statement.
     Pursuant to its charter, the Committee has the authority and responsibility to:
•	discharge the Board’s responsibilities relating to executive compensation;

•	review and discuss with management the disclosures in the CD&A to be included in the annual proxy statement and any other regulatory filings and make a recommendation to the Board as to whether such disclosures shall be included in the appropriate filing;

•	discharge the Board’s responsibilities relating to the administration of the Company’s compensation programs and plans, including but not limited to awarding grants of stock options;

•	prepare an annual report on executive compensation for inclusion in the proxy statement as the Compensation Committee Report;

•	review and approve on an annual basis the corporate goals and objectives with respect to the chief executive officer, evaluate the chief executive officer’s performance in light of such goals and objectives at least once a year, and, based on such evaluation, set the chief executive officer’s annual compensation, including salary, bonus, incentive and equity compensation;

•	review and approve on an annual basis the evaluation process and compensation structure for our other executive officers and evaluate and approve the annual compensation for such executive officers, including salary, bonus, incentive and equity compensation;

•	administer our compensation programs and plans, including, but not limited to, incentive compensation, equity, and qualified and non-qualified benefit plans; and

•	recommend to the Board the compensation arrangements with non-employee directors.
     The Committee has the authority, to the extent it deems necessary or appropriate, to retain any compensation consultant to assist in the evaluation of executive compensation and has the sole authority to approve any such firm’s fees. The Committee did not hire an outside consultant to assist in the evaluation of executive compensation for fiscal 2007. The Committee also has the authority to obtain advice and assistance from internal or external legal, accounting or other advisors, and may request any officer or employee of our Company, our outside counsel or registered independent public accounting firm to attend a meeting of the Committee or meet with any member of, or consultants to, the Committee.
     The Committee meets as often as its members deem necessary to perform its duties and responsibilities. The Committee met in late fiscal 2006 to make compensation decisions for fiscal 2007 and during fiscal 2007 took action to grant stock options at one meeting of the board of directors. Mr. Barney works in conjunction with our Chief Executive Officer to establish the meeting agenda. The Committee typically meets with our Chief Executive Officer and outside advisors and, where appropriate, other executive officers of our Company. In addition, the Committee meets in executive session without management. Generally, the Committee receives and reviews materials in advance of each meeting. These materials include information that management believes will be helpful to the Committee as well as materials that the Committee has specifically requested.
      Compensation Philosophy and Objectives
     The philosophy of the Committee is to make compensation decisions based on an executive compensation program that is designed to meet the following objectives:
•	to attract and retain qualified key executives;

•	to reward, reinforce and provide incentives for individual performance and financial results;

•	to relate compensation to our goals and objectives; and

•	to align our NEOs’ financial interests with our stockholders’ financial interests.
     As a result, we have designed our executive compensation program to attract and retain exceptional executives who seek a long-term association with us and who enjoy the challenge of pay for performance. Annual base salary increases, non-equity incentive compensation, and equity compensation have been elements of our total compensation package that have been “at-risk” or variable depending on the performance of our NEOs.
     As part of our philosophy, we also believe that total compensation and accountability should generally increase with position and responsibility. Among our NEOs, individuals with a greater ability to impact the achievement of our performance goals bear a greater portion of the risk if goals are not achieved and reap a greater reward if goals are achieved.

     Compensation Tax Philosophy
     Internal Revenue Code Section 162(m) permits deductions by any publicly held corporation for compensation paid to a “covered employee” in excess of $1,000,000 per year only if such compensation is performance based. Generally, we intend that compensation paid to covered employees shall be deductible to the fullest extent permitted by law. We intend to retain the flexibility necessary, however, to provide total compensation in line with competitive practices, our compensation philosophy, and our best interests. Although the Committee does not believe that Section 162(m) will impact our Company because the current level of compensation for each of our executive officers is well below the $1,000,000 salary limitation, we may from time to time pay compensation to our executive officers that may not be deductible. There were no amounts that were non-deductible in 2007.
      Compensation Committee Process for Determining Executive Compensation
     A substantial amount of the Committee’s annual cycle of work relates to the determination of compensation for our executive officers, including our Chief Executive Officer. Generally, in or prior to the first quarter of our fiscal year, the Committee makes determinations of base cash compensation, incentive compensation plan criteria and/or discretionary bonuses, if any, and equity grants for executive officers, including our Chief Executive Officer. For a discussion of each individual element of compensation and how it is specifically determined, you should refer to “Compensation Program Elements” below.
     Although many compensation decisions are made in the first quarter of the fiscal year, our compensation planning process is not a rigid yearly process with fixed beginning and end points. Rather, compensation decisions are designed to promote our compensation philosophy and principles. The Committee believes that evaluation of executive performance, business and succession planning, and consideration of our business environment are year-round processes, and the Committee members monitor these as such.
     Our Chief Executive Officer is not permitted to be present during voting or deliberations of his compensation. During this process, the Committee reviews and approves any new corporate goals and objectives with respect to compensation for our Chief Executive Officer. In light of the established goals and objectives, the Committee evaluates the performance of the Chief Executive Officer and, based upon these evaluations, sets the Chief Executive Officer’s compensation. The Committee also reviews and approves on an annual basis the evaluation and compensation structure for the Company’s other executive officers, including approval of salary, bonus, incentive and equity compensation. Our Chief Executive Officer is present and provides input at the meetings and deliberations on the compensation of the Company’s other executive officers but is not permitted to be present at the vote.
      Compensation Program Elements
     In 2007, each our NEOs received one or more of the following elements of compensation:
•	salary;

•	non-equity incentive compensation;

•	equity compensation;

•	retirement benefits; and

•	health and welfare benefits.
     The Committee carefully considered and chose each compensation program element as a critical component in a comprehensive “total compensation” package. Each element is intended to reward and motivate executives in different ways consistent with our overall compensation principles and philosophy. Each of the elements has a critical relationship with one another with each focusing on and rewarding different areas. These elements are necessary for us to achieve our compensation program objectives.

     (1) Salary:
     Salary is also referred to as base compensation. Salary is the most fundamental of all our compensation program elements. Providing a competitive salary to our NEOs is essential to helping us attract and retain qualified executives.
     Base salary for our NEOs is generally set annually taking into consideration individual performance, performance of Max & Erma’s as a whole, and industry analysis and comparison. The Committee utilizes, as a reference, up-to-date information on compensation practices of other companies from several independent sources. The Committee considers these factors subjectively in the aggregate. Because the Committee believes that each of these factors is significant and the relevance of each factor may vary depending on the duties and responsibilities of each executive officer, the Committee does not assign a formula weight to any single factor in determining a base salary increase. Instead, the Committee examines each factor in the context of individual and Company performance and business needs, internal pay equity where applicable, and incumbent pay history.
     (2) Bonus:
     We rarely award discretionary bonuses and did not award any discretionary bonuses in 2007.
     (3) Non-Equity Incentive Compensation:
     Non-Equity Incentive Compensation (“IC”) for our NEOs is determined under an annual incentive compensation plan (the “IC Plan”) that is designed and approved by the Committee. In fiscal 2007, the IC Plan was named the Fiscal 2007 Executive Compensation Plan (the “2007 Plan”). Our IC Plan is designed to provide a competitive cash compensation program for recruiting and retaining executive talent, and a short-term incentive and reward program that aligns pay with performance and motivates our executives to achieve results. The Committee feels that a significant portion of each NEO’s compensation should be in the form of bonuses based on the Company’s performance.
     Under the 2007 Plan, each of our NEOs had the opportunity to earn fixed IC based upon the achievement of certain targeted adjusted pre-tax income. In addition, a certain percentage of higher adjusted pre-tax income for fiscal 2007 was assigned to a bonus pool (the “Bonus Pool”), and NEOs had an opportunity to earn a percentage of the Bonus Pool in accordance with the following table.
2007 Non-Equity Incentive Compensation Opportunity

Executive	Fixed Bonus Opportunity	Bonus Pool
Mr. Lindeman	$25,000	40% of the Bonus Pool
Mr. Barnum	$10,000	20% of the Bonus Pool
Mr. Niegsch	$10,000	20% of the Bonus Pool
Mr. Howenstein	$10,000	10% of the Bonus Pool
     In addition, Mr. Howenstein was eligible to receive $25,000 of IC for each specified increment of increases in same store sales in fiscal 2007 over fiscal 2006.
     When Mr. Nahkunst was appointed Chief Operations Officer in September 2007, he became eligible for IC under the 2007 Plan, based on the Company achieving certain levels of adjusted pre-tax income, plus other operations performance targets, payable quarterly based on estimates and adjusted for the annual amount at the fiscal year-end, unless otherwise adjusted by the Compensation Committee for all NEOs.
     For purposes of the 2007 Plan, adjusted pre-tax income is defined as income before income taxes and before extraordinary nonrecurring losses for the fiscal year (including, for example, any charges for closing restaurants), less any extraordinary nonrecurring gains (including, for example, any gain on the sale of restaurant assets). Each NEO was required to be employed on October 28, 2007 to be eligible to receive any bonus under the 2007 Plan. No IC was paid to Messrs. Lindeman, Nahkunst, Niegsch, Barnum, or Howenstein under the 2007 Plan as the targeted adjusted operating earnings were not met.

     (4) Equity Compensation:
     We believe that emphasis on equity-based compensation encourages our NEOs to own shares of our common stock and gives them a stake in the performance of our stock. Equity compensation is granted to our NEOs under our 2002 Stock Option Plan and our 2007 Stock Incentive Plan (collectively, the “Plan”). The specific number of stock options granted to individual executive officers is decided by the Committee’s determination of relative contributions or anticipated contributions to overall corporate performance. The Committee also reviews the total number of options already held by individual executive officers at the time of grant.
     We have granted stock options to our NEOs under the Plan. Under the Plan, stock options are granted at fair market value (using the closing price of our common stock on the date of grant). Stock options granted to our NEOs during fiscal 2007 vest 30% on the third anniversary of the date of grant, 10% on each of the fourth through ninth anniversaries of the date of grant and 10% six months before expiration. We have granted options to each of our NEOs since the beginning of fiscal 2007 but have not granted any restricted stock to any of our NEOs. For more information on grants of stock options and restricted stock to NEOs, refer to the Summary Compensation Table and Grants of Plan-Based Awards Table below.
     (5) Supplemental Deferred Compensation Plan and Accompanying Trust Agreement:
     In fiscal 2007, we offered our NEOs the opportunity to defer compensation into a Supplemental Deferred Compensation Plan. Under the terms of our Supplemental Deferred Compensation Plan, participants were permitted to defer up to 25% of their total taxable salary, non-equity incentive compensation, and commissions paid or accrued by the Company during the calendar year, not including the value of any stock options. Earnings on deferred compensation accounts were determined based on the success of the underlying investments.
     On October 16, 2007, the Board of Directors of the Company approved amendments to its Supplemental Deferred Compensation Plan and accompanying Trust Agreement, effective January 1, 1999 (the “Plan”), which provide retirement benefits for certain NEOs, including Messrs. Lindeman, Niegsch, and Howenstein. Among other things, the amendments:
•	brought the Plan into compliance with the requirements of Section 409A of the Internal Revenue Code (the “Code”);

•	allowed participants to complete on or before December 31, 2007, a new deferral election specifying the time and form of payment of all or a portion of the participant’s deferred compensation account, effective on or after January 1, 2008;

•	restricted the eligibility of new employees to become participants in the Plan;

•	restricted the ability of participants to complete deferral elections after December 31, 2007; and

•	provided for the termination of the Plan in the event of certain changes in ownership of the Company.
     The adoption of the Plan amendments resulted in each of our NEOs with deferred compensation accounts electing to complete a new deferral election specifying that all of each NEO’s deferred compensation account be paid to the NEO, effective on or after January 1, 2008. Following these deferral elections, none of our NEOs have deferred compensation accounts.
     (6) All Other Compensation:
     The all other compensation category in our Summary Compensation Table primarily consists of payments in connection with our medical reimbursement plan and split dollar life insurance policies, payments to Mr. Barnum for services following his retirement, and payments of deferred compensation to Messrs. Niegsch and Barnum in lieu of tax offset payments associated with the exercise of certain non-qualified stock options.

          (a) 401(k) plan:
     We sponsor a qualified 401(k) plan for eligible employees. This plan allows NEOs to defer a portion of their total cash compensation (up to IRS limits) into a retirement account on a pre-tax basis. We did not provide a match of any NEO contributions in fiscal 2007.
          (b) Medical Reimbursement plan:
     In fiscal 2007, we maintained a medical reimbursement plan that provided for the reimbursement of substantially all of the uninsured medical and dental expenses of Mr. Barnum and his immediate family. During fiscal 2007, we paid $17,041 in medical reimbursements for Mr. Barnum.
          (c) Split dollar life insurance policies:
     In fiscal 2007, we paid the annual full amount of premiums on split dollar life insurance policies on the lives of each of Messrs. Lindeman, Niegsch, and Howenstein. Premiums paid by the Company were to be repaid from the death benefit, and the balance was to be paid to the NEOs’ beneficiaries. In the event of termination of employment, other than for cause or on death, the NEO had the right to purchase the policy from the Company for the policy’s cash value; provided, however, that ownership of the Company’s cash value of the policy had begun to vest in the NEOs at the rate of 10% per year such that each NEO would have only been required to pay the unvested portion of the Company’s cash value on termination. As of the end of fiscal 2007, ownership of the Company’s cash value of each policy has vested 100% for Mr. Niegsch, 70% for Mr. Lindeman, and 50% for Mr. Howenstein.
     On October 22, 2007, the Company entered into amendments (the “Amendments”) to the Company’s Split-Dollar Life Insurance Agreements (the “Agreements”) for each of Messrs. Lindeman, Niegsch, and Howenstein.
     The Amendments allowed the Company to transfer the policies covered by the Agreements to each NEO as soon as practicable after January 1, 2008 (the “Transfer Date”), in accordance with the requirements of Section 409A of the Code. Each eligible NEO agreed to pay cash in an amount equal to the Company’s interest in the relevant policy, if any, on or before the Transfer Date. As soon as practicable following this payment and the Transfer Date, the Company agreed to transfer the entirety of its rights, title, and interest in the relevant policy to the NEO.
     Following the Transfer Date, the Company transferred the relevant policies to each of Messrs. Lindeman, Niegsch, and Howenstein in accordance with the Amendments.
          (d) Additional payments
     During fiscal 2007, we paid $40,000 to Mr. Barnum and $20,000 to Mr. Niegsch in lieu of tax offset payments associated with the exercise of non-qualified stock options. Identical payments were made in each of fiscal 2004 through 2006 and one final payment is scheduled to be made in fiscal 2008.
          (e) Employment/Retirement Agreements:
     In an effort to attract and retain their services, we have entered into employment agreements with Messrs. Lindeman and Niegsch. We have also entered into a Retirement Agreement with Mr. Barnum and a Severance Agreement in Event of Change in Control with Mr. Howenstein. For a discussion of these agreements, please refer to “Agreements with NEOs and Potential Payments upon Termination” below.

Summary Compensation Table
     The following table shows the compensation paid by Max & Erma’s Restaurant, Inc. to each of the NEOs of the Company for the 2007 fiscal year. For a discussion of the various elements of compensation provided in the table below, please refer to the discussion of our various compensation elements in our Compensation Discussion & Analysis under the heading “Compensation Program Elements” above.
SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2007

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($)	($)(1)	($)	($)(2)	($)

Robert A. Lindeman	2007	271,303	—	—	50,646	—	1,833	323,782
President and Chief Executive Officer

William C. Niegsch, Jr.	2007	234,707	—	—	36,170	—	29,167	300,044
Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Todd B. Barnum(4)	2007	341,020	—	—	0	—	100,979	441,999
Chairman of the Board of Directors

James E. Howenstein(5)	2007	169,293	—	—	30,396	—	1,833	201,522
Regional Vice President

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R, disregarding any estimate of forfeitures during the year, but accounting for any actual forfeitures by an NEO during the fiscal year. For a discussion of the assumptions made in the valuation of the dollar amount recognized, please refer to footnotes one and six to the Company’s Financial Statements, which are set forth in Item 8 of the Annual Report on Form 10-K for the fiscal year ended October 28, 2007. The amount shown in the Option Awards column for Mr. Barnum includes a deduction of $73,016 for forfeitures of awards by Mr. Barnum during 2007 as a result of his retirement, effective on September 19, 2007.

(2)	Represents:
•	a payment of $17,041 for medical reimbursements on behalf of Mr. Barnum;

•	a payment of $40,000 and $20,000 to the deferred compensation accounts of Mr. Barnum and Mr. Niegsch in lieu of tax offset payments associated with the exercise of certain non-qualified stock options;

•	the annual full amount of premiums paid by the Company on split dollar life insurance policies in amounts of $27,500 for Mr. Barnum, $9,167 for Mr. Niegsch, $1,833 for Mr. Lindeman, and $1,833 for Mr. Howenstein; and

•	a payment of $16,438 to Mr. Barnum for consulting services following his retirement.

(4)	Mr. Barnum resigned as our Chief Executive Officer, effective September 19, 2007. He is deemed to be a named executive officer because he severed as the Company’s principal executive officer for a portion of fiscal 2007.

(5)	Mr. Howenstein served as our Chief Operating Officer until September 10, 2007. He is deemed to be a named executive officer because but for the fact that he was not serving as an executive officer at the end of the fiscal year, disclosure regarding his compensation would have been required under Item 402(a)(3)(iii) of Regulation S-K.
Grants of Plan-Based Awards Table
     The following table provides certain information concerning each grant of an award made to the listed officers in the last completed fiscal year under any plan. For more information on the grants represented in this table, please refer to the discussion in our Compensation Discussion and Analysis under the headings “Non-Equity Incentive Compensation” and “Equity Compensation” above.
GRANT OF PLAN-BASED AWARDS TABLE FOR FISCAL 2007

								All
								Other
								Stock	All		Grant
								Awards:	Other		Date
								Number	Option		Fair
								of	Awards:	Exercise	Value
								Shares	Number	or Base	of
		Estimated Possible Payouts			Estimated Future Payouts			of	of	Price	Stock
		Under Non-Equity			Under Equity Incentive			Stock	Securities	of	and
		Incentive Plan Awards			Plan Awards			or	Underlying	Option	Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
Robert Lindeman	n/a	25,000	25,000	25,000	—	—	—	—	—	—	—
	n/a	(1)	(1)	(1)	—	—	—	—	—	—	—
	03/16/07	—	—	—	—	—	—	—	50,000	8.49	157,000

William Niegsch	n/a	10,000	10,000	10,000	—	—	—	—	—	—	—
	n/a	(1)	(1)	(1)	—	—	—	—	—	—	—

Todd Barnum	n/a	10,000	10,000	10,000	—	—	—	—	—	—	—
	n/a	(1)	(1)	(1)	—	—	—	—	—	—	—

James Howenstein	n/a	10,000	10,000	10,000	—	—	—	—	—	—	—
	n/a	(1)	(1)	(1)	—	—	—	—	—	—	—
	03/16/07	—	—	—	—	—	—	—	25,000	8.49	78,500

(1)	Each of Messrs. Lindeman, Niegsch, Barnum, and Howenstein had the opportunity to earn 40%, 20%, 20%, and 10%, respectively, of a Bonus Pool comprised of adjusted pre-tax income earned by the Company in excess of amounts required to pay fixed bonus opportunities. There is no preset threshold, target, or maximum of the Bonus Pool.

Outstanding Equity Awards at Fiscal Year-End Table
     The following table provides information concerning unexercised options, stock that has not vested, and equity incentive plan awards outstanding as of the end of the last completed fiscal year.
OUTSTANDING EQUITY AWARDS AT FISCAL 2007 YEAR-END TABLE

	Option Awards(1)					Stock Awards
									Equity
									Incentive
									Plan
								Equity	Awards:
								Incentive	Market
								Plan	or
							Market	Awards:	Payout
			Equity			Number	Value	Number	Value
			Incentive			of	of	of	of
			Plan			Shares	Shares	Unearned	Unearned Shares,
			Awards:			or	or	Shares,	Units
	Number	Number	Number			Units	Units	Units	or
	of	of	of			of	of	or	Other
	Securities	Securities	Securities			Stock	Stock	Other Rights	Rights
	Underlying	Underlying	Underlying			That	That	That	That
	Unexercised	Unexercised	Unexercised	Option		Have	Have	Have	Have
	Options	Options	Unearned	Exercise	Option	Not	Not	Not	Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Robert A. Lindeman	—	50,000	—	8.49	03/16/17	—	—	—	—
	20,000	30,000	—	12.20	11/02/15	—	—	—	—
	8,000	2,000	—	14.20	01/27/13	—	—	—	—

William C. Niegsch	5,320	1,330	—	17.75	10/27/13	—	—	—	—
	23,200	5,800	—	14.20	01/27/13	—	—	—	—
	15,000	—	—	10.30	10/16/11	—	—	—	—

Todd B. Barnum	—	—	—	—	—	—	—	—	—

James Howenstein	—	25,000	—	8.49	03/16/17	—	—	—	—
	10,000	15,000	—	12.20	11/02/15	—	—	—	—
	4,000	1,000	—	17.75	10/27/13	—	—	—	—
	4,000	1,000	—	14.20	01/27/13	—	—	—	—
	10,000	—	—	13.75	04/12/12	—	—	—	—

(1)	Unexercisable options vest as follows:
•	Mr. Lindeman’s unexercisable options vest as follows: 2,000 shares on January 27, 2008; 10,000 shares on each of November 2, 2007 through 2010; 15,000 shares on March 16, 2010; and 5,000 shares on each of March 16, 2011 through 2017.

•	Mr. Niegsch’s unexercisable options vest as follows: 1,330 shares on October 27, 2008 and 5,800 shares on January 27, 2008.

•	Mr. Howenstein’s unexercisable options vest as follows: 1,000 shares on January 27, 2008; 1,000 shares on October 27, 2008; and 5,000 shares on each of November 2, 2008 through 2010.

Option Exercises and Stock Vested Table
     The following table provides certain information concerning each exercise of stock options, and each vesting of stock, including restricted stock, during the last completed fiscal year:
OPTION EXERCISES AND STOCK VESTED TABLE FOR FISCAL 2007

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized on
	Acquired on Exercise	on Exercise	Acquired on Vesting	Vesting
Name	(#)	($)	(#)	($)

Robert A. Lindeman	—	—	—	—

William C. Niegsch	—	—	—	—

Todd B. Barnum	—	—	—	—

James E. Howenstein	—	—	—	—
Nonqualified Deferred Compensation Table
     The following table provides certain information concerning the Company’s supplemental deferred compensation plan. For more information about the Company’s supplemental deferred compensation plan, please see the discussion in our Compensation Discussion & Analysis under the heading “Supplemental Deferred Compensation Plan and Accompanying Trust Agreement.”
NONQUALIFIED DEFERRED COMPENSATION TABLE

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings in	Withdrawals /	Balance at
	in Last FY	in Last FY	Last FY	Distributions	Last FYE
Name	($)	($)	($)	($)	($)

Robert A. Lindeman	6,931	—	11,602	—	110,973

William C. Niegsch	11,323	20,000 (1)	35,176	—	301,945

Todd B. Barnum	26,308	40,000 (1)	64,530	—	460,369

James E. Howenstein	2,221	—	4,945	28,109	430

(1)	Represents amounts paid to Messrs. Barnum and Niegsch in deferred compensation in lieu of tax offset payments associated with the exercise of certain non-qualified stock options. Amounts are included as part of the “All Other Compensation” column of the Summary Compensation Table under the heading “Summary Compensation Table” above.
Agreements with NEOs and Potential Payments upon Termination
     We entered into employment agreements with Mr. Lindeman and Mr. Niegsch (each, an “Executive”) on September 19, 2007 (the “Employment Agreements”). We also have a Severance Agreement in Event of Change in Control with Mr. Howenstein dated May 13, 2002 and a Retirement Agreement with Mr. Barnum, dated September 19, 2007. The payments to Mr. Barnum are described below under the heading “Agreements with Departed Executives.”

Employment Agreements
     The Employment Agreements have an initial term of three years with an initial renewal term of two years and an additional renewal term of five years unless either party provides written notice to the other party 60 days prior to the end of the initial term or initial renewal term, as the case may be.
     In the event of termination due to death of the Executive, the Company will pay the Executive’s estate the earned but unpaid portion of his base salary through the termination date, any unpaid incentive compensation prorated to the termination date, and any unpaid reimbursements.
     In the event of termination due to the Executive’s disability (as defined in the Employment Agreement), the Company will pay the Executive the earned but unpaid portion of his base salary through the termination date, any unpaid incentive compensation prorated to the last date of actual employment, any unpaid reimbursements, and, if the Executive is not covered by any other comprehensive insurance, an amount equivalent to the Executive’s COBRA payments up to 18 months following the termination date or the maximum term allowable by then applicable law.
     In the event of termination due to Cause, the Company will pay the Executive the earned but unpaid portion of his Base Salary and benefits through the termination date.
     For purposes of the Employment Agreements, the term “Cause” means:
•	failure, neglect or refusal to perform or observe any or all of the Executive’s material obligations (“Breach”) under the Employment Agreement which Breach remains uncured after written notice from the Company to the Executive and an opportunity to correct such performance within a reasonable period of time as determined by the Company, of at least 15 days after notice from the Company regarding the Breach;

•	conviction of the Executive of any felony or other crime involving dishonesty or moral turpitude;

•	fraudulent conduct by the Executive or any act of dishonesty in connection with the Company’s business; or

•	unauthorized or unfair competition with the Company or any of its affiliates, including the unauthorized use or disclosure of trade secrets, confidential or proprietary business information or the substantial breach of any material covenants.
     In the event of termination without Cause by delivery to the Executive with 30 days’ prior written notice, the Company will pay the Executive (i) his Base Salary through the termination date, (ii) COBRA payments for the earlier of the maximum term allowable by then applicable law or the date the Executive becomes covered under a different health plan, (iii) an amount equal to his monthly Base Salary, on a monthly basis, for the remaining term of the Employment Agreement, or six months, whichever is shorter; and (iv) if there are more than six months remaining on the term of the Employment Agreement and the Executive is unable to secure employment during the six months following termination, the Company will continue to pay Base Salary, on a monthly basis, for an additional six months or until the Executive secures comparable employment, whichever is shorter; provided, however, the Executive has a duty to mitigate and seek other employment.
     In the event of termination by the Executive, the Company will pay the unpaid portion of his Base Salary through the termination date and any unpaid reimbursements.
     The Executive is subject to a non-competition clause during the term of his Employment Agreement and a non-solicitation clause for two years after the term of his Employment Agreement.
     The Employment Agreements replace the Severance Agreement in Event of Change in Control between Mr. Lindeman and the Company, dated May 29, 2006, and between Mr. Niegsch and the Company, dated January 10, 2000 (collectively, the “Severance Agreements”). Each of Mr. Lindeman and Mr. Niegsch and the Company have no further obligations to each other under the Severance Agreements.

     Severance Agreement in Event of Change in Control
     Mr. Howenstein’s Severance Agreement in Event of Change in Control (the “Severance Agreement”) provides for certain payments if Mr. Howenstein is terminated during the 12-month “Effective Period” following a Change in Control.
     A “Change in Control” for purposes of the Severance Agreement is deemed to have occurred if and when, after the effective date of the Severance Agreement:
•	any person, including any group, acquires beneficial ownership of shares of the Company which results in such person possessing more than 50% of the total voting power to elect directors of the Company;

•	as the result of, or in connection with, any tender or exchange offer, merger or other business combination, or contested election, or any combination of the foregoing transactions (a “Transaction”), the owners of the voting shares of the Company outstanding immediately prior to such Transaction own less than a majority of the voting shares of the Company after the Transaction;

•	during any period of two consecutive years during the term of the Severance Agreements, more than 50% of the members of the board of directors are replaced with new members, unless the replacements were approved in advance by the directors; or

•	the sale, exchange, transfer, or other disposition of all or substantially all of the assets of the Company (a “Sale Transaction”).
     Notwithstanding the foregoing definition, a “Change in Control” will not be deemed to have occurred for purposes of the Severance Agreement upon the occurrence of the following events:
•	if Mr. Howenstein, alone or as part of any group, acquires beneficial ownership of shares of the Company that results in Mr. Howenstein, or Mr. Howenstein as part of any group, possessing more than 50% of the total voting power to elect directors of the Company;

•	upon the occurrence of any Transaction, Sale Transaction, consolidation, or reorganization involving the Company and Mr. Howenstein, alone or with other officers of the Company, or any entity in which Mr. Howenstein has an ownership interest, except where such entity is a publicly traded company and Mr. Howenstein does not own more than a 1% interest in such entity prior to the Transaction, Sale Transaction, consolidation, or reorganization;

•	a transaction otherwise commonly referred to as a “management leveraged buyout”; or

•	an acquisition of stock of the Company by employee benefit plans sponsored by the Company.
     If Mr. Howenstein terminates employment during the Effective Period for “Good Reason” (as defined below) or if the Company terminates employment during such period for any reason other than for “Cause” (as defined below) or as a result of death, retirement or disability (as defined in the Severance Agreement), the Company will be obligated to pay his base salary and prorated incentive compensation through the date of termination and to make a lump-sum payment equal to 1.5 times the average annual compensation which was payable to Mr. Howenstein for the five taxable years ending prior to the date on which the Change in Control occurred. In addition, all outstanding stock options issued to Mr. Howenstein shall become 100% vested.
     The definition of “Good Reason” includes termination by Mr. Howenstein of his employment following a Change in Control because of the following:
•	a reduction in Mr. Howenstein’s title, duties, or status, or the assignment of duties inconsistent with Mr. Howenstein’s office;

•	a reduction in either Mr. Howenstein’s base salary or total compensation;

•	a requirement that Mr. Howenstein relocate or a substantial increase in Mr. Howenstein’s business travel obligations;

•	the relocation of the Company’s principal executive offices to a location outside the greater Columbus, Ohio area;

•	the failure by the Company to continue any material fringe benefit or compensation plan, retirement plan, life insurance plan, health and accident plan, or disability plan in which Mr. Howenstein is participating at the time of the Change in Control; or

•	any breach of the Severance Agreement by the Company or any successor.
     The Company shall only have “Cause” to terminate Mr. Howenstein’s employment under the Severance Agreement upon the occurrence of one or more of the following grounds:
•	commission of a crime which is a felony, fraud, or embezzlement, or any misdemeanor involving an act of moral turpitude or committed in connection with the Mr. Howenstein’s employment and which causes the Company a substantial detriment or embarrassment;

•	engagement in activities or conduct clearly injurious to the best interests or reputation of the Company;

•	the willful and continued refusal or failure to perform reasonably assigned duties and responsibilities in a competent or satisfactory manner as determined by the Company;

•	the willful and continued violation of any of the Company’s rules of conduct or behavior including the willful and continued insubordination of Mr. Howenstein; or

•	the willful and continued violation of any of the material terms and conditions of the severance agreement or any other written agreement or agreements that Mr. Howenstein may have with the Company.
     The Severance Agreement continues in effect until the third anniversary of the Effective Date; however, on each anniversary date the term of the Severance Agreement automatically extends for one additional year beyond the then existing term, unless, 120 days notice is given of the Company’s intent to terminate the Severance Agreement in which case it terminates at the end of the then existing term.
     Potential Payments upon Termination Tables
     Potential payments upon termination under the agreements with Messrs. Lindeman, Niegsch, and Howenstein are shown in the tables below. We have used estimates where it is not possible to give a precise dollar amount for the potential payments. The estimates assume that the triggering event took place on October 28, 2007, the last day of the Company’s prior fiscal year. For purposes of valuing the Company’s common stock on October 28, 2007, we have used the Company’s closing stock price of $3.76 on October 26, 2007, the last trading date prior to October 28, 2007. In each of the tables below, we have assumed that all accrued base salary has been paid as of the termination date.

TABLE OF POTENTIAL PAYMENTS TO MR. LINDEMAN

	Termination by	Termination	Termination
	Company with	by Company	upon Death or	Termination
	Cause	without Cause	Disability	by Executive
Executive Payments	($)(1)	($)(2)	($)(3)	($)(3)

Base Salary (Severance Payment)	—	300,000 (4)	—	—
Incentive Compensation (Prorated)	—	—	—	—
Vacation	—	25,000	—	—
18 months of COBRA payments	—	13,923	13,923	—
Stock Options (Acceleration of Vesting)	—	0 (5)	—	—

Total value	—	338,923	13,923	—

(11	If employment is terminated for Cause (as defined in the Employment Agreement), Mr. Lindeman is entitled to receive his earned but unpaid base salary and benefits.

(2)	If employment is terminated without Cause, Mr. Lindeman is entitled to receive his earned but unpaid base salary, vacation, prorated incentive compensation, and COBRA payments for the earlier of the maximum term allowable by then applicable law or the date Mr. Lindeman becomes covered under a different health plan.

(3)	If employment is terminated for Death or Disability (as defined in the Employment Agreement), or by Mr. Lindeman, Mr. Lindeman or his beneficiaries are entitled to receive his earned but unpaid base salary, prorated incentive compensation, and certain reimbursements, and, in the event of Disability, an amount equivalent to his COBRA payments for up to 18 months or the maximum allowed by then applicable law.

(4)	Represents base salary payable on a monthly basis for the shorter of the remaining term of the Employment Agreement or six months, plus an additional six months of salary assuming Mr. Lindeman is unable to secure comparable employment.

(5)	Represents the value of unvested and accelerated stock options by multiplying the number of such options by the excess of the fair market value of a share of the Company’s common stock on the date of termination over the exercise price of the stock option. On October 28, 2007, all of Mr. Lindeman’s options were underwater.

TABLE OF POTENTIAL PAYMENTS TO MR. NIEGSCH

	Termination by	Termination	Termination
	Company with	by Company	upon Death or	Termination
	Cause	without Cause	Disability	by Executive
Executive Payments	($)(1)	($)(2)	($)(3)	($)(3)

Base Salary (Severance Payment)	—	230,000 (4)	—	—
Incentive Compensation (Prorated)	—	—	—	—
Vacation	—	19,167	—	—
18 months of COBRA payments	—	13,923	13,923	—
Stock Options (Acceleration of Vesting)	—	0 (5)	—	—

Total value	—	263,090	13,923	—

(11	If employment is terminated for Cause (as defined in the Employment Agreement), Mr. Niegsch is entitled to receive his earned but unpaid base salary and benefits.

(2)	If employment is terminated without Cause, Mr. Niegsch is entitled to receive his earned but unpaid base salary, vacation, prorated incentive compensation, and COBRA payments for the earlier of the maximum term allowable by then applicable law or the date Mr. Niegsch becomes covered under a different health plan.

(3)	If employment is terminated for Death or Disability (as defined in the Employment Agreement), or by Niegsch, Mr. Niegsch or his beneficiaries are entitled to receive his earned but unpaid base salary, prorated incentive compensation, and certain reimbursements, and, in the event of Disability, an amount equivalent to his COBRA payments for up to 18 months or the maximum allowed by then applicable law.

(4)	Represents base salary payable on a monthly basis for the shorter of the remaining term of the Employment Agreement or six months, plus an additional six months of salary assuming Mr. Niegsch is unable to secure comparable employment.

(5)	Represents the value of unvested and accelerated stock options by multiplying the number of such options by the excess of the fair market value of a share of the Company’s common stock on the date of termination over the exercise price of the stock option. On October 28, 2007, all of Mr. Niegsch’s options were underwater.

TABLE OF POTENTIAL PAYMENTS TO MR. HOWENSTEIN(1)

			Termination by
		Termination upon	Company without
	Termination by	Death, Disability,	Cause or by Mr.
	Company with Cause	or Retirement	Howenstein for Good
	Following a Change	Following a Change	Reason Following a
	in Control	in Control	Change in Control
Executive Payments	($)(2)	($)(2)	($)

Base Salary (Severance Payment)	—	—	214,127 (3)
Incentive Compensation (Severance Payment)	—	—	—
Split Dollar Life Insurance Policy	—	—	5,250 (4)
Vacation	—	—	14,583 (5)
Stock Options (Acceleration of Vesting)	—	—	0 (6)

Total value	—	—	233,960

(1)	Assumes Mr. Howenstein is terminated within 12 months of a Change in Control (as defined in the Agreement).

(2)	If employment is terminated for Cause, death, Disability, or Retirement (as each capitalized term is defined in the Agreement), Mr. Howenstein is entitled to receive his earned but unpaid base salary.

(3)	Represents 1.5 times average annual compensation for the preceding five taxable years.

(4)	Represents the value of the unvested portion of the Company’s cash value of Mr. Howenstein’s split dollar life insurance policy, which vests upon termination.

(5)	Represents compensation for any current unused vacation days.

(6)	Represents the value of unvested and accelerated stock options by multiplying the number of such options by the excess of the fair market value of a share of the Company’s common stock on the date of termination over the exercise price of the stock option. On October 28, 2007, Mr. Howenstein’s options were underwater.
Agreements with Departed Executive
     On September 19, 2007, Todd B. Barnum resigned as the Company’s Chief Executive Officer. In connection with his resignation, Mr. Barnum entered into a retirement agreement, dated September 19, 2007 (the “Retirement Agreement”).
     Under the terms of the Retirement Agreement, Mr. Barnum will continue as a director and non-executive Chairman of the Board of the Company and is entitled to normal board fees and privileges available to other non-executive board members.
     Mr. Barnum was entitled to his full base salary through September 19, 2007 (the “Retirement Date”), less applicable deductions and withholdings, and was entitled to participate in all of the Company benefit plans through the Retirement Date.
     Mr. Barnum will receive a monthly payment of $12,500 through September 19, 2009, for a total of $300,000, in exchange for his obligations under the Retirement Agreement, including his future service as a consultant for the Company for no more than 10 hours per month for the first year following the Retirement Date and no more than 5 hours per month for the second year following the Retirement Date.
     Mr. Barnum will not receive any payments under the Fiscal 2007 Executive Compensation Plan.
     Mr. Barnum’s retirement constitutes a “retirement with the consent of the Company” within the meaning of the stock option plans and award agreements that govern Mr. Barnum’s ownership of unexercised stock options to purchase the Company’s common stock. Mr. Barnum had until 30 days following the Retirement Date to exercise his stock options.
     For two years following the Retirement Date, the Company will pay to Mr. Barnum the monthly premium cost for maintaining healthcare coverage for Mr. Barnum and his dependents. Following this two-year period, Mr. Barnum may participate in the Company group health insurance plan on the same terms available to other former Company employees generally.
     Mr. Barnum is entitled to receive all retirement benefits and deferred compensation accrued for his benefit under the Company’s 401(k) Savings Plan and Trust, Supplemental Deferred Compensation Plan, a Split-Dollar Life Insurance Agreement between the Company and Mr. Barnum, and any other applicable retirement or similar plan. These retirement benefits are payable on March 19, 2008, six months after his retirement date of September 19, 2007 in accordance with Section 409A of the Internal Revenue Code.
     Mr. Barnum and the Company have waived all known and unknown claims, except potential claims listed in the Retirement Agreement, and agree that the Severance Agreement in Event of Change in Control between Mr. Barnum and the Company, dated January 10, 2000, has terminated on the Retirement Date in accordance with its terms.
     For two years following the Retirement Date and for as long as Mr. Barnum is a director of the Company, Mr. Barnum will not participate in any business in the United States that is competitive with the business of the Company, encourage any employee of the Company to leave his or her employment, or interfere with any business relationship of the Company.
Director Compensation
     Employees who are directors receive no additional compensation for services as directors. The Board of Directors, upon the recommendation of the Compensation Committee, sets the cash compensation for non-employee directors. Compensation for our non-associate directors is initially considered and reviewed by the Compensation Committee.
     Cash compensation for non-employee directors in fiscal 2007 included the following:
•	$2,750 per quarter;

•	$1,000 for each Board meeting attended in person;

•	$500 for each telephonic Board meeting attended; and

•	$500 for each committee meeting attended, including special committee meetings.
     In addition, directors are entitled to reimbursement of reasonable expenses incurred in connection with attendance at meetings of the Board of Directors and its committees. Directors are also eligible for awards under the Company’s 2002 Stock Option Plan and 2007 Stock Incentive Plan on terms approved by the Board of Directors.

     The table below shows the compensation earned by each of the Company’s non-employee directors during fiscal 2007:
DIRECTOR COMPENSATION FOR 2007

	Fees Earned	Option
	in Cash	Awards	Total
Name	($)	($)(1)	($)

Jay B. Barney(2)	14,250	5,738	19,988

Donal H. Malenick(3)	13,750	894	14,644

Mark F. Emerson(4)	12,750	894	13,644

Michael G. Giulioli(5)	14,250	894	15,144

Curtis A. Loveland(6)	9,000	2,384	11,384

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R, disregarding any estimate of forfeitures during the year, but accounting for any actual forfeitures by a non-employee director during the fiscal year. For a discussion of the assumptions made in the valuation of the dollar amount recognized, please refer to footnotes one and six to the Company’s Financial Statements, which are set forth in Item 8 of the Annual Report on Form 10-K for the fiscal year ended October 28, 2007.

(2)	Mr. Barney has options to purchase 6,000 shares of the Company’s common stock as of December 31, 2007.

(3)	Mr. Malenick has options to purchase 6,000 shares of the Company’s common stock as of December 31, 2007.

(4)	Mr. Emerson has options to purchase 6,000 shares of the Company’s common stock as of December 31, 2007.

(5)	Mr. Giulioli has options to purchase 6,000 shares of the Company’s common stock as of December 31, 2007.

(6)	Mr. Loveland has options to purchase 6,000 shares of the Company’s common stock as of December 31, 2007.
Compensation Committee Interlocks and Insider Participation
     During fiscal 2007, the members of the Compensation Committee included Messrs. Barney (Chairman), Giulioli, and Malenick. None of these members was an executive officer or employee of the Company or its subsidiaries during or prior to his service as a member of the Compensation Committee.

Compensation Committee Report
          The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on that review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended October 28, 2007.
Compensation Committee
Jay B. Barney, Chairman
Michael G. Giulioli
Donal H. Malenick
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
          The following table sets forth additional information as of December 31, 2007, concerning shares of the Company’s common stock that may be issued upon the exercise of options and other rights under the Company’s existing equity compensation plans and arrangements, divided between plans approved by the Company’s stockholders and plans or arrangements not submitted to the Company’s stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants and other rights.

Number of securities
remaining available
	Number of Securities		for issuance under
	to be issued upon	Weighted-average exercise	equity compensation
	exercise of	price of outstanding	plans (excluding
	outstanding options,	options, warrants and	securities reflected
	warrants and rights	rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	301,150	$11.42	219,154

Equity compensation plans not approved by security holders	—	—	—

Total	301,150	$11.42	219,154

(1)	Equity compensation plans approved by stockholders include the 2007 Stock Incentive Plan, the 2002 Stock Option Plan, and the 1996 Stock Option Plan.
Security Ownership by Principal Stockholders
          The following table sets forth information as of December 31, 2007 (except as noted below), relating to the beneficial ownership of common stock by each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

Name of	Number of Shares Beneficially		Percentage
Beneficial Owner(1)	Owned(2)		of Class(3)
Roger D. Blackwell	423,176	(4)	16.6%

Todd B. Barnum	305,840	(5)	12.0%

Donal H. Malenick	285,400	(6)	10.3%

Mark F. Emerson	254,490	(7)	9.9%

William C. Niegsch, Jr.	143,334	(8)	5.5%

(1)	The address of Roger D. Blackwell is 1738 Fishinger Road, Columbus, Ohio 43221. The address of Todd B. Barnum and William C. Niegsch, Jr. is c/o Max & Erma’s Restaurants, Inc., 4849 Evanswood Drive, Columbus Ohio 43229. The address of Donal H. Malenick is 4461 Wayside Dr., Naples, Florida 34119. The address of Mark F. Emerson is 405 Del Sol Circle, Tequesta, Florida 33469.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities.

(3)	“Percentage of Class” is calculated by dividing the number of shares beneficially owned by the total number of outstanding shares of the Company on December 31, 2007, plus the number of shares such person has the right to acquire within 60 days of December 31, 2007.

(4)	Based on information contained in a Schedule 13D/A filed with the Securities and Exchange Commission on November 17, 2004, and Mr. Blackwell’s Section 16(a) reports under the Exchange Act. Includes 28,355 shares held in Mr. Blackwell’s IRA.

(5)	Includes 732 shares held in Mr. Barnum’s IRA but does not include 402 shares held by Mr. Barnum’s spouse for which Mr. Barnum disclaims beneficial ownership.

(6)	Includes 5,000 shares which Mr. Malenick has a right to purchase under presently exercisable options and 202,980 shares into which Mr. Malenick has a right to convert a $1,000,000 installment of principal, plus interest at a rate of 8.5% per year, at a conversion price of $5.00 per share, for a Convertible Promissory Note dated October 29, 2007.

(7)	Includes 5,000 shares which Mr. Emerson has a right to purchase under presently exercisable options.

(8)	Includes 49,320 shares which Mr. Niegsch has a right to purchase under presently exercisable options but does not include 11,000 shares held by Mr. Niegsch’s spouse for which Mr. Niegsch disclaims beneficial ownership.
Security Ownership of Management
          The following table sets forth, as of December 31, 2007 (except as noted below), the beneficial ownership of the Company’s common stock by each director, each of the Company’s executive officers named in the Summary Compensation Table and by all directors and executive officers as a group.

	Number of Shares	Percentage
Name of Beneficial Owner	Beneficially Owned(1)	of Class(2)
Robert A. Lindeman(3)	33,750	1.3%

William C. Niegsch, Jr.(4)	143,334	5.5%

Todd B. Barnum(5)	305,840	12.0%

Jay B. Barney(6)	1,666	*

Donal H. Malenick(7)	285,400	10.3%

Mark F. Emerson(8)	254,490	9.9%

Michael G. Giulioli(9)	8,000	*

Curtis A. Loveland(10)	3,328	*

All directors and executive officers as a group (8 persons)(11)	1,039,521	36.43%

(1)	For purposes of the above table, a person is considered to “beneficially own” any shares with respect to which he exercises sole or shared voting or investment power or as to which he has the right to acquire the beneficial ownership within 60 days of December 31, 2007. Unless otherwise indicated, voting power and investment power are exercised solely by the person named above or shared with members of that person’s household.

(2)	“Percentage of Class” is calculated by dividing the number of shares beneficially owned by the total number of outstanding shares of the Company on December 31, 2007, plus the number of shares such person has the right to acquire within 60 days of December 31, 2007. An "*” indicates less than 1%.

(3)	Includes 30,000 shares which may be purchased under stock options exercisable within 60 days of December 31, 2007.

(4)	See preceding table and notes thereto.

(5)	See preceding table and notes thereto.

(6)	Includes 1,666 shares which may be purchased under stock options exercisable within 60 days of December 31, 2007.

(7)	See preceding table and notes thereto.

(8)	See preceding table and notes thereto.

(9)	Includes 5,000 shares which may be purchased under stock options exercisable within 60 days of December 31, 2007.

(10)	Includes 991 shares held in Mr. Loveland’s Keogh account but does not include 8,918 shares held by Mr. Loveland’s spouse for which Mr. Loveland disclaims beneficial ownership.

(11)	Includes 95,987 shares which may be purchased under stock options exercisable within 60 days of December 31, 2007, and 202,980 shares into which Mr. Malenick has a right to convert a $1,000,000 installment of principal, plus interest at a rate of 8.5% per year, at a conversion price of $5.00 per share, for a Convertible Promissory Note dated October 29, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Persons
          Mr. Loveland, a director of the Company, is a partner in the law firm of Porter, Wright, Morris & Arthur LLP, which provides legal services to the Company. The Company paid aggregate fees of approximately $655,373 to that firm for services billed in 2007.
          On October 29, 2007, the first day of fiscal 2008, the Company issued a $2.0 million, 8.5% convertible promissory note to Donal H. Malenick, a director of the Company. One million dollars is due ten days after the Company receives a construction allowance from the landlord of one of the restaurants that opened during the fourth quarter of 2007. The second million dollars is due on the earlier of April 16, 2009, or upon the re-capitalization or sale of the Company. The remaining $1.0 million note balance is convertible into shares of common stock at a rate of $5.00 per share or the equity price per share realized in a recapitalization or sale transaction.
          The Company believes that all terms of the transactions and existing arrangements set forth above are no less favorable to the Company than similar transactions and arrangements which might have been entered into with unrelated parties. The transactions were reviewed by the Company’s Audit Committee, as the committee delegated the authority by the Board to review and approve transactions with related parties. We have begun a process to develop a more formal written policy concerning transactions with related persons.
Director Independence
          Upon consideration of the criteria and requirements regarding director independence set forth in NASDAQ Marketplace Rule 4200(a)(15), the Board of Directors has determined that a majority of its members are independent. Specifically, the Board has determined that each of Messrs. Giulioli, Malenick, Barney, and Loveland meets the standards of independence established by Marketplace Rule 4200(a)(15).

Item 14. Principal Accountant Fees and Services.
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES
          The following table sets forth the aggregate fees billed to the Company for the years ended October 28, 2007 and October 29, 2006 by the Company’s independent registered public accounting firm, Deloitte & Touche LLP.

	2007	2006
Audit Fees(1)	$235,725	$183,500
Audit-Related Fees(2)	$25,175	—
Tax Fees(3)	$40,015	$27,000
All Other Fees(4)	$35,870	$33,450

(1)	Includes fees for audits for fiscal 2006 and 2007, financial statements, and reviews of the related quarterly financial statements.

(2)	Includes fees for accounting work in response to SEC comments on the Company’s 2006 Form 10-K and Annual Report.

(3)	Includes fees for services relating to tax compliance and tax planning.

(4)	Fees for fiscal 2006 and 2007 were related to cost segregation studies and other miscellaneous consulting fees.
          Prior to the engagement of services with Deloitte & Touche LLP, the audit committee is presented with an engagement letter or a detailed description of the services to be rendered and a fee estimate. A discussion ensues between members of the audit committee and management to determine the appropriate scope of work to be performed. Once approval is obtained, the work begins on the specified projects. One hundred percent (100%) of the work performed during fiscal 2007 by Deloitte & Touche LLP was approved in accordance with the foregoing procedure.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(3) Exhibits: The following exhibits are filed as part of this amended report:

Exhibit
No.	Description	Page No.

3(a)	Restated Certificate of Incorporation, as amended April 4, 1985.	Reference is made to Exhibit 4(c) of Report on Form 10-Q filed June 26, 1985.

3(b)	Certificate of Amendment of Certificate of Incorporation, dated September 22, 1986.	Reference is made to Exhibit 3(c) of Report on Form 10-K filed January 23, 1987.

3(c)	Certificate of Amendment of Certificate of Incorporation, dated May 30, 1990.	Reference is made to Exhibit 3(d) of Report on form 10-K filed January 25, 1991.

3(d)	Amended and Restates By-Laws, adopted March 16, 2007.	Reference is made to Exhibit 3 of Report on Form 8-K filed March 21, 2007.

Exhibit
No.	Description	Page No.

4(a)	Form of Common Stock Certificate.	Reference is made to Exhibit 4(a) of Registration Statement on Form S-1 (Registration No. 2-85585).

4(b)	Articles FOURTH, SEVENTH, EIGHTH, NINTH, TENTH and ELEVENTH of the Company’s Restated Certificate of Incorporation and amendments thereto and Articles II, IV, VI, and VII of the Company’s Amended and Restated By-Laws.	Reference is made to Exhibits 3(a), 3(b), 3(c), and 3(d) of this Report on Form 10-K.

10(a)	Max & Erma’s Ltd. Agreement of Limited Partnership, dated May 17, 1972.	Reference is made to Exhibit 10(b) of Registration Statement on Form S-1 (Registration No. 2-85585).

10(b)	First Amendment to Agreement of Limited Partnership of Max & Erma’s Ltd., dated September 9, 1974.	Reference is made to Exhibit 10(b) of Registration Statement on Form S-1 (Registration No. 2-85585).

10(c)	1992 Stock Option Plan.	Reference is made to Exhibit 10(q) of Report on Form 10-K filed January 25, 1993.

10(d)	1996 Stock Option Plan.	Reference is made to Exhibit 10(p) of Report on Form 10-K filed January 1996.

10(e)	2002 Stock Option Plan.	Reference is made to Exhibit 4(a) of Form S-8 filed June 28, 2002.

10(f)	2007 Stock Incentive Plan.	Reference is made to Exhibit 4(a) of Form S-8 filed April 16, 2007.

10(g)	Form of [Incentive/Non-Statutory] Stock Option Agreement under the 2007 Stock Incentive Plan.	Reference is made to Exhibit 10.1 of Report on Form 10-Q filed June 20, 2007.

10(h)	Form of Indemnification Agreement between Max & Erma’s Restaurants, Inc. and each of its directors.	Reference is made to Exhibit 10.1 of Report on Form 8-K filed June 16, 2006.

10(i)	Description of the Material Terms of Max & Erma’s Restaurants, Inc.’s Fiscal 2007 Executive Compensation Program.	Reference is made to Exhibit 10.1 of Report on Form 8-K filed October 23, 2006.

10(j)	Description of the Material Terms and Conditions of Max & Erma’s Restaurants, Inc.’s Fiscal 2008 Executive Compensation Bonus Program.	Reference is made to Exhibit 10.1 of Report on Form 8-K filed November 9, 2007.

10(k)	Description of the Base Salaries of the Executive Officers of Max & Erma’s Restaurants, Inc.	Reference is made to Exhibit 10.2 of Report on Form 8-K filed November 9, 2007.

10(l)	Sixth Amended and Restated Revolving Credit Agreement, dated May 4, 2006, between Max & Erma’s Restaurants, Inc. and National City Bank.	Reference is made to Exhibit 10.1 of Report on Form 8-K filed May 9, 2006.

10(m)	First Amendment to Sixth Amended and Restated Revolving Credit Agreement, dated December 14, 2006, between Max & Erma’s Restaurants, Inc. and National City Bank.	Reference is made to Exhibit 10(m) of Report on Form 10-K filed January 25, 2008.

Exhibit
No.	Description	Page No.

10(n)	Letter Agreement, dated September 4, 2007, between Max & Erma’s Restaurants, Inc. and National City Bank.	Reference is made to Exhibit 10(n) of Report on Form 10-K filed January 25, 2008.

10(o)	Note Purchase Agreement, dated May 5, 2006, between Max & Erma’s Restaurants, Inc. and the purchasers listed on Schedule A attached thereto.	Reference is made to Exhibit 10.2 of Report on Form 8-K filed May 9, 2006.

10(p)	First Amendment to Note Purchase Agreement, dated October 26, 2007, between Max & Erma’s Restaurants, Inc. and the Purchasers.	Reference is made to Exhibit 10.2 of Report on Form 8-K filed November 1, 2007.

10(q)	Forbearance Agreement, dated October 26, 2007, between Max & Erma’s Restaurants, Inc. and National City Bank, individually and as agent.	Reference is made to Exhibit 10.1 of Report on Form 8-K filed November 1, 2007.

10(r)	Convertible Promissory Note, dated October 29, 2007, executed by Max & Erma’s Restaurants, Inc. in favor of Donal H. Malenick.	Reference is made to Exhibit 10.3 of Report on Form 8-K filed November 2, 2007.

10(s)	Employment Agreement, dated September 10, 2007, between Max & Erma’s Restaurants, Inc. and Michael A. Nahkunst.	Reference is made to Exhibit 10.1 of Report on Form 8-K filed September 10, 2007.

10(t)	Retirement Agreement, dated September 19, 2007, between Max & Erma’s Restaurants, Inc. and Todd B. Barnum.	Reference is made to Exhibit 10.1 of Report on Form 8-K filed September 25, 2007.

10(u)	Employment Agreement, dated September 19, 2007, between Max & Erma’s Restaurants, Inc. and Robert A. Lindeman.	Reference is made to Exhibit 10.2 of Report on Form 8-K filed September 25, 2007.

10(v)	Employment Agreement, dated September 19, 2007, between Max & Erma’s Restaurants, Inc. and William C. Niegsch, Jr.	Reference is made to Exhibit 10.3 of Report on Form 8-K filed September 25, 2007.

10(w)	Schedule of Max & Erma’s Restaurants, Inc.’s Director Fees, effective commencing with fiscal 2007.	Reference is made to Exhibit 10.2 of Report on Form 8-K filed October 23, 2006.

10(x)	Severance Agreement in the Event of Change in Control, dated May 13, 2002, between Mr. Howenstein and the Company.	Reference is made to Exhibit 10(o) of the Report on Form 10-K filed January 18, 2000.

23	Consent of Deloitte & Touche LLP.	Reference is made to Exhibit 23 of Report on Form 10-K filed January 25, 2008.

24	Power of Attorney.	Reference is made to Exhibit 24 of Report on Form 10-K filed January 25, 2008.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

*	Filed with this Amendment No. 1 to Annual Report on Form 10-K/A.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAX & ERMA’S RESTAURANTS, INC.
By:	/s/ Robert A. Lindeman
Robert A. Lindeman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 25th day of February 2008.

Signature	Title

* /s/ Todd B. Barnum	Chairman of the Board

Todd B. Barnum

/s/ Robert A. Lindeman	President and Chief Executive Officer (Principal Executive Officer)

Robert A. Lindeman

/s/ William C. Niegsch, Jr. William C. Niegsch, Jr.	Executive Vice President, Chief Financial Officer, Treasurer and Secretary and Director (Principal Financial and Accounting Officer)

* /s/ Jay B. Barney	Director
Jay B. Barney

* /s/ Mark F. Emerson	Director
Mark F. Emerson

* /s/ Michael G. Giulioli	Director
Michael G. Giulioli

* /s/ Curtis A. Loveland	Director
Curtis A. Loveland

* /s/ William C. Niegsch, Jr.
William C. Niegsch, Jr. Attorney-in-Fact