Form 10-Q
period 2008-02-17
MAX & ERMAS RESTAURANTS INC
filed 2008-03-27
CIK 706471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 17, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 17, 2008, there were 2,554,474 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
MAX & ERMA’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 17,
	2008	October 28, 2007
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Equivalents	$2,627,767	$2,465,852
Inventories	1,277,732	1,320,669
Other Current Assets	5,334,827	4,776,568

Total Current Assets	9,240,326	8,563,089

Property – At Cost	112,852,912	112,989,108
Less Accumulated Depreciation and Amortization	59,996,104	57,971,840

Property – Net	52,856,808	55,017,268

Deferred Income Taxes and Other Assets	14,849,445	14,979,932

Total	$76,946,579	$78,560,289

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current Maturities of Long-Term Obligations	$3,953,581	$2,914,530
Accounts Payable	6,289,472	9,280,424
Accrued Payroll and Related Taxes	2,674,682	2,966,378
Accrued Liabilities	7,831,017	6,548,035

Total Current Liabilities	20,748,752	21,709,367

Long-Term Obligations – Less Current Maturities	47,197,287	47,164,076

Stockholders’ Equity:
Preferred Stock – $.10 Par Value;
Authorized 500,000 Shares – None Outstanding
Common Stock – $.10 Par Value; Authorized 5,000,000 Shares,
Issued and Outstanding 2,554,474 Shares At 02/17/08 and 2,554,474 Shares at 10/28/07	255,446	255,446
Additional Paid-In Capital	1,215,845	1,165,389
Retained Earnings	7,529,249	8,266,011

Total Stockholders’ Equity	9,000,540	9,686,846

Total	$76,946,579	$78,560,289

(See notes to interim unaudited condensed consolidated financial statements.)

MAX & ERMA’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Sixteen Weeks Ended
	February 17, 2008	February 18, 2007
REVENUES	$55,199,867	$55,520,863

COSTS AND EXPENSES:
Costs of Goods Sold	14,233,737	13,847,613
Payroll and Benefits	17,981,543	17,469,800
Other Operating Expenses	18,488,120	17,888,307
Pre-Opening Expenses	159,673	11,878
Administrative Expenses	3,869,250	4,454,792
Impairment of Assets	423,849	—

Total Operating Expenses	55,156,172	53,672,390

Operating Income	43,695	1,848,473
Interest Expense	1,136,206	1,069,891
Other Non-Operating Expense	19,252	19,251

INCOME (LOSS) BEFORE INCOME TAXES	(1,111,763)	759,331
INCOME TAXES (CREDIT)	(375,000)	10,000

NET INCOME (LOSS)	$(736,763)	$749,331

NET INCOME (LOSS) PER SHARE
Basic and Diluted	$(0.29)	$0.29

SHARES OUTSTANDING:
Basic and Diluted	2,554,474	2,552,867

(See notes to interim unaudited condensed consolidated financial statements.)

MAX & ERMA’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Sixteen Weeks Ended
	February 17, 2008	February 18, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(736,763)	$749,331
Depreciation and amortization	2,478,497	2,440,257
Other Non-Operating Expenses	19,252	19,251
Loss on disposition of assets	15,843	148,275
Impairment of fixed assets	423,849
Stock based compensation	50,456	66,748
Decrease in inventories	42,937	18,291
Decrease in accounts payable	(1,210,110)	(18,724)
Increase in accrued liabilities	991,289	1,115,675
Changes in other assets and liabilities	(296,838)	200,790

Net cash provided by operating activities	1,778,412	4,739,894

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(1,497,315)	(1,280,887)
Net decrease (increase) in other assets	37,564	(205,704)

Net cash used by investing activities	(1,459,751)	(1,486,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations	(20,200,967)	(21,570,352)
Proceeds from long-term obligations	20,105,637	18,426,000
Proceeds from exercise of stock options		20,375
Debt issue costs	(42,164)	(17,866)
Distributions to Minority Interests in Affiliated Partnerships	(19,252)	(19,251)

Net cash used in financing activities	(156,746)	(3,161,094)

NET INCREASE IN CASH AND EQUIVALENTS	161,915	92,209
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,465,852	2,491,877

CASH AND EQUIVALENTS AT END OF PERIOD	$2,627,767	$2,584,086

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$1,339,108	$1,426,093
Income taxes	$751	$18,538
Non-cash activities:
Property additions financed by accounts payable	$186,851	$324,177
Property addition financed by financing lease obligations	$1,610,936	$1,537,500
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

The Company and its Affiliated Partnership each have a 52-53 week fiscal year, which ends on the last Sunday in October. Fiscal 2008 and 2007 each consist of 52 weeks and includes one sixteen-week and three twelve-week quarters.

2.	New Financial Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 was adopted in the first quarter of 2008 (see note 7).

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

Basic income per share amounts are based on the weighted average number of shares of common stock outstanding during the years presented. Diluted income per share amounts are based on the weighted average number of shares of common stock and dilutive stock options outstanding during the periods presented. Options to purchase 488,150 shares of common stock were outstanding at February 17, 2008, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the quarter, therefore, the effect would be anti-dilutive. Options to purchase 288,950 shares of common stock were outstanding at February 18, 2007, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares, therefore, the effect would be anti-dilutive. The difference between basic shares outstanding and diluted shares outstanding were as follows:

	Sixteen Weeks Ended
	February 17, 2008	February 18, 2007
Basic Shares Outstanding	2,554,474	2,552,867

Dilutive Effect of Stock Options	—	—

Diluted Shares Outstanding	2,554,474	2,552,867

4.	Stock Options

During the sixteen weeks ended February 17, 2008, the Company’s stock option activity and weighted average exercise prices were as follows:

	Shares	Exercise Price
Outstanding, October 28, 2007	301,150	$11.42
Granted	200,000	4.50
Exercised	—	—
Forfeited	(13,000)	13.30

Outstanding, February 17, 2008	488,150	$8.54

Stock-based employee compensation expense for the sixteen weeks ended February 17, 2008 was $50,546 ($66,748 expense for the sixteen weeks ended February 18, 2007) leaving a remaining unrecognized compensation expense at February 17, 2008 of $417,000, to be recognized over a weighted average period of 6.5 years.

5.	Long-Term Obligations

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

At February 17, 2008, the Company was in compliance with the minimum quarterly adjusted EBITDA covenant of $2.2 million required by its bank loan agreement and senior subordinated note agreement. The Company projects that it will be in compliance with the minimum quarterly adjusted EBITDA covenant, through the fourth quarter of 2008 and the covenants under the amended bank agreement through the first quarter of 2009, and therefore has classified this related debt as long-term (less current maturities). The Company must improve its operating results and cash flows or take other actions to improve its capitalization to meet the debt covenants in the future. Any failure to comply with the debt covenants in the future could result in an event of default under the borrowing agreements, in which case the lenders could elect to declare all amounts outstanding thereunder to be due and payable which could have a material adverse effect on the Company’s financial condition.

6.	Asset Impairment

During the first quarter of 2008, the Company recorded a $424,000 asset impairment charge primarily for the write-down of restaurant assets and goodwill at two under-performing locations and goodwill at four locations (including the two above-mentioned). Testing for impairment of long-lived assets requires significant management judgment regarding future cash flows, asset lives and discount rates. Changes in estimates could result in future impairment charges.

7.	Income Taxes an Deferred Tax Asset

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“FIN 48”), in the first quarter of 2008. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended October 26, 2003, October 31, 2004, October 30, 2005, October 29,

2006 and October 28, 2007, the tax years which remain subject to examination by major tax jurisdictions as of April 13, 2008.

We may from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

For the sixteen weeks of 2008, the Company reported a tax credit of $375,000, which reflects the tax benefit of the reported loss before income taxes and $468,000 of FICA tax on tips credit earned during the quarter, both of which were offset by a $304,000 increase to the deferred tax asset valuation allowance. For the sixteen weeks of 2007, the FICA tax on tips and work opportunity tax credits of $462,000 essentially offset our income tax expense. The Company has determined that it is more likely than not that it will not realize the entire value of its deferred tax asset. The Company has recorded a valuation allowance totaling $1.6 million at February 17, 2008 related to a portion of the FICA tax on tips credit that may expire before being utilized. Due to changes in facts and circumstances and the significant management judgments and estimates involved in determining the proper valuation allowance, differences between actual future events and prior judgments and estimates could result in adjustments. Decreases in the expected future taxable income of our company may trigger adjustments in future periods. In the event we were to determine it is more likely than not that we will not fully recognize the remaining net deferred tax assets, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

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
     We generally lease the real estate for our restaurants and invest approximately $1.0 million dollars in furniture, fixtures, and equipment and building costs not totally funded by landlords. In the fourth quarter of 2007 and first quarter of 2008, we opened a total of three restaurants. The average cash investment in each restaurant was $1.1 million. The higher investment was due to the fact that landlord contributions did not fund the entire building improvement costs. We anticipate that each new restaurant will generate annual sales of approximately $2.5 million and an average restaurant level profit of at least $300,000.
     Only one additional Company-owned restaurant was planned for 2008. It opened in the first quarter. Due to losses experienced over the last three years and anticipated covenant defaults in our bank loan agreement at October 28, 2007, we are operating under an agreement with our lenders which amends the covenants of our loan agreement and restricts us from committing to the development of additional restaurants until we re-capitalize, or sell our Company. The agreement, which was entered into on October 26, 2007, also limits capital expenditures on existing restaurants to $2.6 million, net of landlord remodeling allowances for the restaurants scheduled to be remodeled in 2008. Under this agreement, we have until June 30, 2008 to re-capitalize or sell our Company. We are actively engaged in that process. If a re-capitalization transaction does not occur by June 30, 2008, we have until March 31, 2009 to obtain a new banking relationship. There is no assurance that we will be able to complete a re-capitalization of our Company or obtain a new banking relationship by the required times. Under the agreement, we must achieve a minimum adjusted EBITDA of $2.2 million for the first quarter of 2008 and $1.5 million per quarter thereafter through the fourth quarter of 2008. We are in compliance with this covenant at February 17, 2008. Beginning in fiscal 2009, we must comply with the covenants in our existing credit agreement. While we believe we can meet these covenants, there is no assurance that our lenders will amend or grant covenant waivers in the event of future covenant defaults.

     The restaurant industry is very competitive. We typically compete favorably with several larger, national restaurant chains in most of our locations. Nonetheless the amount of competition is one of the most significant factors affecting the success of a restaurant location. While we seek out less competitive sites, highly successful locations quickly attract competition, which may affect sales. Since late 2004 and continuing through the first quarter of 2008, same-store sales have been negative. Increased competition is a major factor affecting same-store sales. Other factors such as the mid-western economy, gas prices, utility costs and the decline in housing values may also have affected consumer spending at casual dining restaurants. The continuation of same-store sales declines is a major factor in the losses reported over the last three years. We believe that our programs to remodel restaurants to our new prototype look and to improve the consistency of operations can generate positive same-store sales.
     Periodically, we experience fluctuations in cost of goods sold, as a percentage of revenues, due to rising commodity prices. Our approach to rising commodity prices has always been to cautiously raise prices periodically at a rate consistent with inflation and not over react to shorter-term price spikes. As a result of this policy, we have generally maintained a gradually declining cost of sales percentage. This approach along with improved purchasing and more favorable commodity prices has allowed us to reduce our cost of sales percentage to the low end of its historical range at 25.1% for 2007. However, rising beef, dairy and produce prices increased costs of goods sold to 25.8% for the first quarter of 2008.
     We have experienced sharply rising health insurance costs over the past several years. In 2004, we implemented a new health insurance program and increased our employee contribution rates in an effort to reduce our health insurance costs. By increasing employee contribution levels, we reduced health insurance costs 18.5% in 2007 and 35% in the first quarter 2008. We believe that the rising cost of healthcare will continue to be a challenge.
     We have debt borrowings of approximately $31.4 million at February 17, 2008. Three fourths of the related notes carry variable interest rates. As a result, our Company is exposed to a risk associated with rising interest rates. An increase in interest rates could subject us to even higher interest expense. The remaining debt is a $7.3 million senior subordinated note issued on May 5, 2006. The note carries a fixed interest rate of 14.5% (17.5% from October 1, 2007 through March 31, 2008). The principal balance of the note is due May 5, 2012.
     As a result of the amendment to our bank agreement dated October 26, 2007, we cannot commit to develop new restaurants until our Company is re-capitalized or sold. Therefore, the only significant uses of our cash in 2008 will be debt service and replacement capital expenditures. We currently expect annual principal payments of $2.4 million and replacement capital expenditures of up to $2.6 million for fiscal 2008. We expect to generate approximately $7.9 million of depreciation expense in 2008. Accordingly, we could report a pre-tax loss in excess of $2.0 million and still generate sufficient cash flow to meet debt payments and fund replacement capital expenditures. We believe that our Company will generate sufficient cash flow to service debt and fund replacement capital expenditures. However, growth plans are curtailed until the completion of a re-capitalization or sale of our Company.
     We are continuing the process of exploring strategic alternatives for our Company into 2008 and are actively engaged in that process. This process might include the possible sale of the

Company, equity investment in the Company or the possible sale of Company-owned restaurants to a franchisee or group of franchisees. There can be no assurance that we will be successful in securing an equity investment, a sale of the Company, the sale of restaurants to franchisees or other third parties, or in securing any other transaction affecting the capitalization of the Company. In the interim, we have developed a plan to improve profitability. This plan includes a reduction in corporate staff, certain salary adjustments and a restructuring of our operations department. In conjunction with that restructuring, we have hired a seasoned industry operations executive to head our operations department. These changes, and the elimination of certain other charges included in corporate overhead for 2007, will result in an annual savings in excess of $2.0 million. We believe these changes, along with operational improvements and initiatives, will return our Company to profitability. If we are successful in obtaining equity capital, growth and remodeling plans may change.
YEAR-TO-YEAR COMPARISONS AND ANALYSIS
RESULTS OF OPERATIONS
The following table sets forth our operating results as a percentage of revenues:

	Sixteen Weeks Ended
	February 17, 2008	February 18, 2007
Revenues	100.0%	100.0%
Cost of Goods Sold	(25.8)	(24.9)
Payroll & Benefits	(32.6)	(31.5)
Other Operating Expenses	(33.5)	(32.2)
Pre-Opening Expenses	(0.3)	—
Impairment of Assets	(0.8)	—
Administrative Expenses	(7.0)	(8.0)
Interest Expense	(2.0)	(2.0)
Income Tax Credit (Expense)	0.7	—

Net Income (Loss)	(1.3)%	1.4%

REVENUES
     Revenues for the first quarter of 2008 declined $321,000 or 0.6% for the first quarter of 2007. The decrease was a result of i) the closing of one under-performing restaurant during the first quarter of 2007 ($288,000), and ii) a $2,378,000 or 4.5% decline in sales at restaurants open at least eighteen months, of which $537,000 was a result of two winter storms during December 2008. Exclusive of the weather related sales decline, same-store sales declined approximately 3.5%. These sales declines were offset by additional sales from two restaurants that opened late in 2007 and an additional restaurant that opened the third week of the first quarter of 2008 ($2,618,000 in total). Franchise fees and royalties were even with last year at approximately $722,000 for each quarter.
     During the first quarter of 2008, the per person guest check average decreased 1%. We believe the decrease was due to the bundled “Three Degrees of Temptation” promotion which ran during the first quarter of 2007. This promotion included a starter, entrée and dessert at a price which was discounted from the three items sold separately, but approximately $1.50 higher than our typical per person guest check average. We did not run a similar promotion during the first quarter of 2008. The effect of this on our guest check average offset an approximately 2.0% ($1.1 million) menu price increase over 2007. In addition, customer counts declined 3.5% from the first quarter of 2007 to the first quarter of 2008. These two factors resulted in the 4.5% decline in same-store sales.
     We believe that same-store sales have been negatively impacted by factors both external and internal to our Company. External factors such as a weak mid-western economy, competition and the effect of high gasoline and utility costs on consumer spending have likely impacted same-store sales. The downturn in the housing market and the auto industry have negatively impacted consumer confidence and discretionary spending. In 2007, we reduced the amount of our television advertising, as we believe we are not large enough to be media-efficient in most of our markets. We believe we can better achieve positive same-store sales by a return to community oriented local store marketing, remodeling of existing restaurants to our new prototype look, and consistently operating to our standards. We have also begun to selectively offer coupons or discounts, on a limited basis, to reintroduce our restaurants to customers who may have left us and to generate trial by new customers. We believe we can build same-store sales by combining limited couponing and discounting with local store marketing and consistently operating to our standards.
     We opened one restaurant in 2008. No additional Company-owned restaurants are planned for fiscal 2008, as we are operating under an agreement with our bank which restricts us from committing to the development of additional restaurants until we re-capitalize or sell our Company. Under the agreement, we are permitted to remodel three restaurants to our new prototype look during 2008, which we expect to do.
     During this period, our growth will shift to the opening of franchised restaurants. We anticipate a significant increase in franchise fees and royalties in 2008 due to the expected opening of eight franchise restaurants in 2008, two of which opened during the first quarter. At February 17, 2008, 26 franchised restaurants were in operation as compared to 24 at February 18, 2007. Four franchised restaurants opened during 2007 and one closed. At February 17,

2008, three franchised restaurants were under construction and four were in some stage of planning or permitting. At February 17, 2008, eight multi-unit franchise agreements were signed, requiring the development of an additional 39 restaurants over the next ten years, plus a single restaurant franchise agreement for a total of 40 additional franchised restaurants.
COSTS AND EXPENSES
     Cost of goods sold as a percentage of revenues increased from 24.9% for the first quarter of 2007 to 25.8% for the first quarter of 2008. The increase was primarily a result of a 90 basis point ($517,000) increase in meat costs and a 60 basis point ($316,000) increase in dairy costs. Declines in other commodity costs offset a portion of the increase in meat and dairy prices. The increase in meat and dairy costs is a result of higher commodity costs, which may be due to high grain prices. A 1% menu price increase, which went into effect at the start of the second quarter of 2008, should help reduce cost of goods sold, as a percentage of revenues.
     Payroll and benefits, as a percentage of revenues, increased from 31.5% for the first quarter of 2007 to 32.6% for the first quarter of 2008. The increase was a result of a 40 basis point ($212,000) increase in waiter/waitress payroll associated with increases in the minimum wage rate and a 70 basis point ($392,000) increase in office payroll expense as we seek to hire more experienced managers.
     Other operating expenses, as a percentage of revenues, increased from 32.2% for the first quarter of 2007 to 33.5% for the first quarter of 2008. The increase was a result of a 30 basis point ($158,000) increase in advertising expense as we increased couponing and reduced print and electronic media advertising, a 40 basis point ($207,000) increase in repair and maintenance expense and a 50 basis point ($299,000) increase in occupancy and depreciation expenses as we opened additional locations.
     Pre-opening expenses, as a percentage of revenues, increased from 0% for the first quarter of 2007 to 0.3% for the first quarter of 2008. One restaurant opened during the first quarter of 2008 compared to none during the first quarter of 2007. The timing and amount of pre-opening expense varies based upon the timing and number of new restaurants opened.
ASSET IMPAIRMENT
     Annually or more frequently if events or circumstances change, a determination is made by management to ascertain whether property and equipment have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated undiscounted net cash flows are less than the carrying amount of such assets the Company will recognize an impairment loss in an amount necessary to write down the assets to fair value. In performing its review, the Company considers the age of the restaurant and any significant economic events, recognizing that certain restaurants may take 24 to 36 months to become profitable or return to profitability.
     In evaluating its goodwill, the Company estimates the fair value of the operations at each reporting date to determine if any impairment exists. The Company reviews its other non-amortizing long-lived assets annually and when events or circumstances indicate that the carrying value of the asset may not be recoverable. The recoverability is assessed by calculating estimated fair value. Changes in estimates could result in future impairment changes.
     Accordingly, during the first quarter of 2008, we recorded a $424,000 asset impairment charge for the write-down of goodwill and restaurant assets at two under-performing locations.
ADMINISTRATIVE EXPENSES
     Administrative expenses declined 13% or $585,000 from the first quarter of 2007 to the first quarter of 2008. Administrative expense, as a percentage of revenues, declined from 8.0% for the first quarter of 2007 to 7.0% for the first quarter of 2008. The decrease was primarily a result of a 16% or $514,000 reduction in personnel related costs (payroll, taxes, benefits and travel). This decline was related to the restructuring of our operations department and other overhead reductions implemented late in fiscal 2007. Administrative expenses include stock-based compensation expense of $50,000 for the first quarter of 2008 and $67,000 for the first quarter of 2007. At February 17, 2008, there was a remaining unrecognized compensation expense of $417,000 to be recognized over a weighted average period of 6.5 years.
INTEREST EXPENSE
     Interest expense increased 6% from $1,070,000 for the first quarter of 2007 to $1,136,000 for the first quarter of 2008.
     The interest rate under our revolving credit agreement is based upon the ratio of bank indebtedness plus rent expense multiplied by 8 to earnings before interest, taxes, depreciation, amortization and rent expense. Based upon results for fiscal 2006 and 2007, the interest rate under our credit agreement was LIBOR plus 3.5% or prime plus 3/4 percent for both 2007 and 2008. As a result of decreases in prime and LIBOR, the rate under our revolving credit agreement was 6.75% at February 17, 2008 as compared to 9.0% at February 18, 2007.
     The increase in interest expense from the first quarter of 2007 to the first quarter of 2008 was a result of additional interest associated with a financing lease obligation entered into during the first quarter of 2008 ($31,000), a 3 percentage point increase in the interest rate, through March 31, 2008, on our $7.3 million senior subordinated note ($67,000) and interest on a $2.0 million, 8.5% convertible promissory note issued to a director of our Company on October 29, 2007 ($52,000). These factors increasing interest expense were partially offset by the decline in the interest rate under our revolving credit agreement.
     Total interest bearing debt (excluding lease obligations) increased from $27.9 million at February 18, 2007 to $31.4 million at February 17, 2008. The increase was due to an additional $3.5 million utilization of our revolving credit line, the issuance of the $2.0 million, 8.5% convertible promissory note and an additional $320,000 of amendment fees and interest added to the principal balance of our senior subordinated note less $2.4 million of scheduled principal payments on our term loan. Funds from our revolving credit line and the convertible promissory note were generally used to fund construction and working capital needs.

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
     On October 29, 2007, the first day of fiscal 2008, we issued a $2.0 million, 8.5% convertible promissory note to a director of our Company. One million dollars is due ten days after we receive a construction allowance from the landlord of one of the restaurants that opened during the fourth quarter of 2007. The second million dollars is due the earlier of April 16, 2009 or upon the re-capitalization or sale of our Company. The $1.0 million note balance is convertible into shares of common stock at a rate equal to the lessor of $5.00 per share or the equity price per share realized in a re-capitalization or sale transaction. We could incur an additional $170,000 in interest expense if the entire balance of this note were outstanding for all of 2008.
     We capitalized $7,000 of construction period interest during the first quarter of 2008. No construction period interest was capitalized during the first quarter of 2007.
INCOME TAXES AND DEFERRED TAX ASSET
     For the sixteen weeks of 2008, the Company reported a tax credit of $375,000, which reflects the tax benefit of the reported loss before income taxes and $468,000 of FICA tax on tips credit earned during the quarter, both of which were offset by a $304,000 increase to the deferred tax asset valuation allowance. For the sixteen weeks of 2007, the FICA tax on tips and work opportunity tax credits of $462,000 essentially offset our income tax expense. The Company has determined that it is more likely than not that it will not realize the entire value of its deferred tax asset. The Company has recorded a valuation allowance totaling $1.6 million at February 17, 2008 related to a portion of the FICA tax on tips credit that may expire before being utilized. Due to changes in facts and circumstances and the significant management judgments and estimates involved in determining the proper valuation allowance, differences between actual future events and prior judgments and estimates could result in adjustments. Decreases in the expected future taxable income of our company may trigger adjustments in future periods. In the event we were to determine it is more likely than not that we will not fully recognize the remaining net deferred tax assets, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital ratio remained 0.4 to 1 at October 28, 2007 and February 17, 2008. Historically, we have been able to operate with a working capital deficiency because i) restaurant operations are primarily conducted on a cash basis, ii) high turnover (about once every 10 days) permits a limited investment in inventory, and iii) trade payables for food purchases usually become due after receipt of cash from the related sales. At February 17, 2008, we had recorded accounts receivable of $2.0 million from landlords for the reimbursement of construction costs of restaurants which opened late in fiscal 2007.
     During the first quarter of 2008, we expended approximately $1,497,000 for property additions and $20,201,000 to reduce long-term obligations and increased cash on hand by $162,000. Funds for such expenditures were provided primarily by $20,106,000 from proceeds of long-term obligations and $1,778,000 from operations. We routinely draw down and repay balances under our revolving credit agreement, the gross amounts of which are included in the above numbers.
     We expect to remodel three restaurants during the remainder of 2008 at an estimated cost of $400,000 net of landlord contributions of $800,000, plus make additional capital expenditures of approximately $1.9 million on our existing restaurants. Funding for these capital expenditures is expected to be provided by cash flow from operations, landlord remodeling allowances and our revolving credit line. All of our Company’s assets collateralize borrowings under our revolving credit agreement. At February 17, 2008, we had approximately $1.6 million available under our $15.0 million revolving credit agreement.
     At October 28, 2007, accounts payable were approximately $4.0 million higher than historic levels. Approximately $2.3 million of this amount related to new restaurant construction. During the first quarter of 2008, we reduced accounts payable by approximately $2.9 million through cash flow from operations. Additionally, on October 29, 2007, we received $2.0 million for the issuance of an 8.5% convertible promissory note to a director of our Company. One million dollars is due ten days after we receive a construction allowance from the landlord of one of the restaurants that opened during the fourth quarter of 2007. We expected to receive that payment in the first quarter of 2008, but we did not. Based upon discussions with the related landlord, we anticipate receipt of that payment late in the second quarter or third quarter of 2008. We received the other landlord construction allowance of $690,000 during the first week of the second quarter of 2008. The receipt of these funds will allow us to make the $1.0 million note payment and increase working capital.
     Prior to the October 29, 2007 issuance of the 8.5% convertible note referred to above, we entered into agreements with the lender for our revolving credit agreement and the holder of our $7.0 million senior subordinated note to amend the related loan agreements and to allow the issuance of the $2.0 million convertible note. Under the agreements, we must seek to re-capitalize or sell our Company by June 30, 2008. We also agreed that if a re-capitalization transaction does not occur by June 30, 2008, we will seek to establish a new banking relationship by March 31, 2009. Under the agreements, we also are restricted from committing to the development of additional restaurants and replacement capital expenditures are limited to $2.6 million annually through March 31, 2009. Under the agreements, all financial covenants are eliminated through the end of fiscal 2008, except for a requirement that we achieve a minimum adjusted EBITDA of $2.2 million for the first quarter of 2008 and $1.5 million per quarter thereafter through the fourth quarter of 2008. Thereafter, we must comply with the covenants in our existing credit agreement.
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
     At February 17, 2008, we were in compliance with the minimum quarterly adjusted EBITDA covenant of $2.2 million for the first quarter of 2008 required by the agreements entered into with our lenders. Having considered quarterly results for 2007 and the first quarter of 2008, our internal budgets, recent sales trends and the effect of eliminating capital expenditures for new restaurants in the future, we believe that we will be able to comply with the covenants required by the amended loan agreements. Accordingly, we have classified amounts due under our loan agreement as long-term obligations less amounts classified as current maturities. There can be no assurance that we will be able to re-capitalize or sell our Company by the times required under the agreements with our lenders.
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
Asset Impairment
     Annually or more frequently, if events or circumstances change, we review each restaurant to ascertain whether property and equipment have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write down the assets to a fair value as determined from expected future discounted cash flow. In evaluating its goodwill, the Company estimates the fair value of the operations at each reporting date to determine if any impairment exists. The Company reviews its other non-amortizing long-lived assets annually and when events or circumstances indicate that the carrying value of the asset may not be recoverable. The recoverability is assessed by calculating estimated fair value. Changes in estimates could result in future impairment changes. Testing for impairment of long-lived assets requires significant management judgment regarding future cash flows, asset lives and discount rates. Assumptions regarding these factors may greatly effect our estimates of future cash flows and therefore the amount of the related impairment loss. Changes in estimates could result in future impairment charges.
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
Income Taxes and Deferred Tax Asset
     For the sixteen weeks of 2008, the Company reported a tax credit of $375,000, which reflects the tax benefit of the reported loss before income taxes and $468,000 of FICA tax on tips credit earned during the quarter, both of which were offset by a $304,000 increase to the deferred tax asset valuation allowance. For the sixteen weeks of 2007, the FICA tax on tips and work opportunity tax credits of $462,000 essentially offset our income tax expense. The Company has determined that it is more likely than not that it will not realize the entire value of its deferred tax asset. The Company has recorded a valuation allowance totaling $1.6 million at February 17, 2008 related to a portion of the FICA tax on tips credit that may expire before being utilized. Due to changes in facts and circumstances and the significant management judgments and estimates involved in determining the proper valuation allowance, differences between actual future events and prior judgments and estimates could result in adjustments. Decreases in the expected future taxable income of our company may trigger adjustments in future periods. In the event we were to determine it is more likely than not that we will not fully recognize the remaining net deferred tax assets, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.
Classification of Debt as Long-Term
     The classification of amounts due under our loan agreements requires significant management judgment regarding the ability to meet future payment obligations under such agreements and maintain compliance with related covenants. At February 17, 2008, we were in compliance with the minimum quarterly adjusted EBITDA covenant of $2.2 million for the first quarter of 2008 required by the agreements entered into with our lenders. Having considered quarterly results for 2007 and first quarter of 2008, our internal budgets, recent sales trends and the effect of eliminating capital expenditures for new restaurants in the future, we believe that we will be able to comply with the covenants required by the amended loan agreements and meet the required payment obligations under the agreements. Accordingly, we have classified amounts due under our loan agreement as long-term obligations less amounts classified as current maturities.
INFLATION
     We believe the effects of inflation have not had a material impact on our results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “plan,” “anticipate,” “believe,” “expect,” “estimate,” and “project” and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding additional franchise royalties from new franchised locations (paragraph 1 and 15), expectations regarding annual sales at new Company-owned locations (paragraph 2), the belief that remodeling our restaurants and improving consistency of operation will generate positive same-store sales (paragraph 4), the belief that rising costs of healthcare will continue to be a challenge (paragraph 6), the expectation that annual debt service will be $2.4 million and replacement capital expenditures will be up to $2.6 million (paragraph 8), the belief that we will generate sufficient cash flow to service debt and fund replacement capital expenditure (paragraph 8), the belief that reductions in corporate overhead and operational improvements will return us to profitability (paragraph 9), the belief that same-store sales have been negatively impacted by external and internal factors (paragraph 13), the expectation of increased franchise fees and royalties and the opening of franchised restaurants (paragraph 15), the planned remodeling of three restaurants in 2008 (paragraph 34), the source of funds for restaurant remodels (paragraph 34), the anticipated receipt of a landlord construction allowance (paragraph 35), the belief that we will be able to comply the covenants in our amended loan agreements (paragraphs 3, 38 and 44), and the belief that inflation had no material impact on our results of operations (paragraph 45).
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
Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our Company’s primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit agreement, which permits borrowings up to $23.6 million. At February 17, 2008, there was approximately $22.0 million outstanding under the agreement. A one-percentage point increase in interest rates would increase annual interest expense by approximately $220,000 annually.

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
Item 4 — CONTROLS AND PROCEDURES
Overview
     The Company has identified two material weaknesses in its internal control over financial reporting. The identified material weaknesses in the Company’s internal control over financial reporting relate to: (1) incorrect capitalization of loan costs related to previous amendments of the Company’s long-term loan agreement and forbearance agreement and (2) incorrect calculations of deferred taxes and cumulative timing differences related to depreciation on fixed assets.
Disclosure Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures as of February 17, 2008, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, which included the matters discussed above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Remediation
     The Company is in the process of improving its internal controls over financial report by establishing additional policies and enhancing the procedures that the Company will follow with respect to the capitalization of loan costs and the calculation of deferred taxes. Additionally, work is needed to fully remedy these material weaknesses, and we intend to continue our efforts to fully remedy this situation; however, we cannot assure you when the material weaknesses identified above will be corrected.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
/s/ Robert A. Lindeman
Robert A. Lindeman
President and CEO (Principal Executive Officer)

/s/ William C. Niegsch, Jr.
William C. Niegsch, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

     March 27, 2008
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