Form 10-Q
period 2008-05-11
MAX & ERMAS RESTAURANTS INC
filed 2008-06-20
CIK 706471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 11, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-11514
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of May 11, 2008, there were 2,554,474 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
MAX & ERMA’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 11, 2008
	(UNAUDITED)	October 28, 2007
ASSETS
Current Assets:
Cash and Equivalents	$2,602,518	$2,465,852
Inventories	1,226,187	1,320,669
Other Current Assets	5,561,464	4,776,568

Total Current Assets	9,390,169	8,563,089

Property — At Cost	112,615,872	112,989,108
Less Accumulated Depreciation and Amortization	61,077,663	57,971,840

Property — Net	51,538,209	55,017,268

Deferred Income Taxes and Other Assets	14,150,689	14,979,932

Total	$75,079,067	$78,560,289

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current Maturities of Long-Term Obligations	$32,856,103	$2,914,530
Accounts Payable	5,959,698	9,280,424
Accrued Payroll and Related Taxes	2,616,276	2,966,378
Accrued Liabilities	7,420,346	6,548,035

Total Current Liabilities	48,852,423	21,709,367

Long-Term Obligations — Less Current Maturities	18,811,521	47,164,076

Stockholders’ Equity:
Preferred Stock — $.10 Par Value; Authorized 500,000 Shares — None Outstanding
Common Stock — $.10 Par Value; Authorized 5,000,000 Shares, Issued and Outstanding 2,554,474 Shares At 05/11/08 and 2,554,474 Shares at 10/28/07	255,446	255,446
Additional Paid-In Capital	1,261,124	1,165,389
Retained Earnings	5,898,553	8,266,011

Total Stockholders’ Equity	7,415,123	9,686,846

Total	$75,079,067	$78,560,289

(See notes to interim unaudited condensed consolidated financial statements.)

MAX & ERMA’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	May 11, 2008	May 13, 2007	May 11, 2008	May 13, 2007
REVENUES	$40,026,587	$41,134,932	$95,226,454	$96,655,791

COSTS AND EXPENSES:
Costs of Goods Sold	10,272,214	10,312,159	24,505,951	24,159,772
Payroll and Benefits	12,969,587	13,443,100	30,951,130	30,912,900
Other Operating Expenses	14,373,530	13,874,815	32,861,650	31,763,122
Pre-Opening Expenses	9,326	1,190	168,999	13,068
Impairment of Assets	167,961		591,810
Administrative Expenses	2,752,658	3,224,615	6,621,908	7,679,407

Total Operating Expenses	40,545,276	40,855,879	95,701,448	94,528,269

Operating Income (Loss)	(518,689)	279,053	(474,994)	2,127,522
Interest Expense	991,502	771,614	2,127,708	1,841,505
Other Non-Operating Expense	38,504	19,252	57,756	38,503

INCOME (LOSS) BEFORE INCOME TAXES	(1,548,695)	(511,813)	(2,660,458)	247,514
INCOME TAXES EXPENSE (CREDIT)	82,000	(410,000)	(293,000)	(400,000)

NET INCOME (LOSS)	$(1,630,695)	$(101,813)	$(2,367,458)	$647,514

NET INCOME (LOSS) PER SHARE
Basic and Diluted	$(0.64)	$(0.04)	$(0.93)	$0.25

SHARES OUTSTANDING:
Basic and Diluted	2,554,474	2,555,664	2,554,474	2,554,066

(See notes to interim unaudited condensed consolidated financial statements.)

MAX & ERMA’S RESTAURANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Twenty-eight Weeks Ended
	May 11, 2008		May 13, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(2,367,458)	$647,514
Depreciation and amortization		4,278,433	4,243,527
Other Non-Operating Expenses		57,756	38,503
Loss on disposition of assets		119,646	183,276
Impairment of fixed assets		591,810
Stock based compensation		95,735	132,332
Interest paid by the issuance of notes payable		639,941
Decrease (increase) in inventories		94,482	(13,963)
Increase (decrease) in accounts payable		(2,418,417)	495,783
Increase (decrease) in accrued liabilities		522,211	467,707
Changes in other assets and liabilities		408,991	(158,201)

Net cash provided by operating activities		2,023,130	6,036,478

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions		(1,878,538)	(3,237,650)
Proceeds from sale of assets		5,389	46,716
Net increase in other assets		(41,743)	(87,490)

Net cash used by investing activities		(1,914,892)	(3,278,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligations		(36,948,690)	(36,229,258)
Proceeds from long-term obligations		37,062,000	33,825,000
Proceeds from exercise of stock options			20,375
Debt issue costs		(27,126)	(18,473)
Distributions to minority interests in Affiliated Partnerships		(57,756)	(38,503)

Net cash provided by (used by) financing activities		28,428	(2,440,859)

NET INCREASE IN CASH AND EQUIVALENTS		136,666	317,195
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD		2,465,852	2,491,877

CASH AND EQUIVALENTS AT END OF PERIOD		$2,602,518	$2,809,072

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest		$2,285,436	$2,200,447
Income taxes	$		$22,832
Non-cash activities:
Property additions financed by accounts payable		$529,463	$784,029
Property additions financed by financing lease obligations		$1,610,936	$1,537,500
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

Basic income per share amounts are based on the weighted average number of shares of common stock outstanding during the years presented. Diluted income per share amounts are based on the weighted average number of shares of common stock and dilutive stock options outstanding during the periods presented. Options to purchase 488,150 shares of common stock were outstanding at May 11, 2008, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the quarter and the year-to-date period, and, therefore, the effect would be anti-dilutive. Options to purchase 391,450 shares of common stock were outstanding at May 13, 2007, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares or the assumed proceeds resulted in a lower number of shares outstanding and, therefore, the effect would be anti-dilutive. The difference between basic shares outstanding and diluted shares outstanding were as follows:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	May 11, 2008	May 13, 2007	May 11, 2008	May 13, 2007
Basic Shares Outstanding	2,554,474	2,555,664	2,554,474	2,554,066

Dilutive Effect of Stock Options	—	—	—	—

Diluted Shares Outstanding	2,554,474	2,555,664	2,554,474	2,554,066

4.	Stock Options

During the twenty-eight weeks ended May 11, 2008, the Company’s stock option activity and weighted average exercise prices were as follows:

	Shares	Exercise Price
Outstanding, October 28, 2007	301,150	$11.42
Granted	200,000	4.50
Exercised	—	—
Forfeited	(13,000)	13.30

Outstanding, May 11, 2008	488,150	$8.54

Stock-based employee compensation expense for the twenty-eight weeks ended May 11, 2008 was $95,735 ($132,332 expense for the sixteen weeks ended May 12, 2007) leaving a remaining unrecognized compensation expense at May 11, 2008 of $372,000, to be recognized over a weighted average period of 6.3 years.

5.	Long-Term Obligations

On October 29, 2007, the first day of fiscal 2008, the Company issued a $2.0 million, 8.5% convertible promissory note to a director of the Company. The proceeds of the note were used to increase working capital. The note provided that one million dollars was due ten days after the Company receives a construction allowance from the landlord of one of the restaurants that opened during the fourth quarter of fiscal 2007. The second million dollars was due on the earlier of April 16, 2009, or upon the recapitalization or sale of the Company and is convertible into shares of common stock at the lesser of $5.00 per share of the equity price per share realized in an equity financing transaction. In connection with the agreement to merge with G&R Acquisition, the Company entered into a waiver and consent agreement with the director. Under this waiver and consent agreement, the director consented to the execution and delivery of the merger agreement by the company and the performance of the Company’s obligations thereunder. The director also agreed that the execution, delivery and performance of the merger agreement does not constitute an event of default under the convertible promissory note, all such defaults being waived. In addition, if the director elects to exercise his conversion rights at the closing of the merger, the conversion price shall be $4.00; provided, however, that in the event the closing of the merger does not occur and in all other situations, the rights of the director, including the conversion price and the receipt of principal and interest will be as stated in the convertible promissory note.

At May 11, 2008, the Company was in compliance with the minimum quarterly adjusted EBITDA covenant of $1.5 million required by its bank loan agreement and senior subordinated note agreement. In conjunction with the proposed merger discussed below (See note 8), the buyer has agreed to complete the refinancing of approximately $31.0 million of the Company’s long-term obligations within 60 days of the effective date of the merger, which is expected to occur in July, 2008. The proposed merger would result in certain defaults under each of the Company’s three loan agreements. All three lenders have granted a waiver of such defaults pending the refinancing of the Company’s debt. If the refinancing has not occurred by March 31, 2009 or within 60 days of closing of the merger with respect to the senior subordinated note, the Company’s lenders could declare the outstanding balances due and payable. As a result, the Company has classified its debt as current. Any failure to comply with the debt refinancing covenant or the related waivers associated with the merger could result in an event of default under the borrowing agreements, in which case the lenders could elect to declare all amounts outstanding thereunder to be due and payable, which could have a material adverse effect on the Company’s financial condition and negatively affect the Company’s status as a going concern.

6.	Asset Impairment

During the first quarter of 2008, the Company recorded a $424,000 asset impairment charge primarily for the write-down of restaurant assets and goodwill at two under-performing locations and goodwill at four locations (including the two above-mentioned). In the second quarter of 2008, the Company recorded a $168,000 asset impairment charge for the write down of restaurant assets at one under-performing location. Testing for impairment of long-lived assets requires significant management judgment regarding future cash flows, asset lives and discount rates. Changes in estimates could result in future impairment charges.

7.	Income Taxes and Deferred Tax Asset

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), in the first quarter of 2008. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. The evaluation was performed for the tax years ended October 26, 2003, October 31, 2004, October 30, 2005, October 29, 2006 and October 28, 2007, the tax years which remain subject to examination by major tax jurisdictions as of April 13, 2008.

The Company may from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

For the twenty-eight weeks of 2008, the Company reported a tax credit of $293,000, which reflects the tax benefit of the reported loss before income taxes and $827,000 of FICA tax on tips credit earned during the period, both of which were offset by a $1.1 million increase to the deferred tax asset valuation allowance. For the twenty-eight weeks of 2007, the Company recorded a tax credit of $400,000, which reflects the benefit of the FICA tax on tips and work opportunity tax credits of approximately $500,000. The Company has determined that it is more likely than not that it will not realize the entire value of its deferred tax asset. The Company has recorded a valuation allowance totaling $2.4 million at May 11, 2008 related to a portion of the FICA tax on tips credit that may expire before being utilized. Due to changes in facts and circumstances and the significant management judgments and estimates involved in determining the proper valuation allowance, differences between actual future events and prior judgments and estimates could result in adjustments. Decreases in the expected future taxable income of our company may trigger adjustments in future periods. In the event we were to determine it is more likely than not that we will not fully recognize the remaining net deferred tax assets, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

8.	Proposed Merger with G&R Acquisition, Inc.

On April 28, 2008, Max & Erma’s Restaurants, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with G&R Acquisition, Inc. (“Buyer”), and G&R Acquisition Subsidiary, Inc., a wholly-owned subsidiary of Buyer (“Merger Sub”). Under the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing after the Merger as the surviving corporation and a subsidiary of Buyer. At the effective time of the Merger, each issued and outstanding share of the Company’s common stock (the “Common Stock”) will be converted into the right to receive $4.00 in cash, without interest (the “Merger Consideration”). In addition, each holder of a vested option to purchase shares of Common Stock will be entitled to receive a per share cash payment equal to the amount by which the Merger Consideration exceeds the exercise price of such option (if any), less any applicable withholding taxes.

The Company has made customary representations and warranties and agreed to customary covenants in the Merger Agreement. The completion of the Merger is subject to approval of the Merger Agreement by the Company’s stockholders and other customary closing conditions. The transaction is not subject to any financing condition. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, the Company may be required to pay Buyer a termination fee equal to $800,000 plus expenses, not to exceed $500,000.

Following the Merger, the Company will cease to be a reporting company under the Securities Exchange Act of 1934, as amended, and its Common Stock will cease to be traded on the NASDAQ Capital Market.

If the Merger does not occur by September 30, 2008, there could be a material adverse effect on the Company’s financial condition due to a lack of liquidity, the possible violations of loan covenants and the inability to obtain waivers or refinancing of loans and the costs of Sarbanes-Oxley compliance.

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
     Only one additional Company-owned restaurant was planned for 2008. It opened in the first quarter. Due to losses experienced over the last three years and anticipated covenant defaults in our bank loan agreement at October 28, 2007, we are operating under an agreement with our lenders which amends the covenants of our loan agreement and restricts us from committing to the development of additional restaurants until we re-capitalize, or sell our Company. The agreement, which was entered into on October 26, 2007, also limits capital expenditures on existing restaurants to $2.6 million, net of landlord remodeling allowances for the restaurants scheduled to be remodeled in 2008. Under this agreement, as amended, we have until September 30, 2008 to re-capitalize or sell our Company. As discussed below, on April 28, 2008, we signed an agreement to merge with G&R Acquisition, Inc. If the merger does not occur by September 30, 2008, we have until March 31, 2009 to obtain a new banking relationship. There is no assurance that we will be able to complete the merger or obtain a new banking relationship by the required times. Under our amended loan agreements, we must achieve a minimum adjusted EBITDA of $1.5 million per quarter through the fourth quarter of 2008. We are in compliance with this covenant at May 11, 2008. Beginning in fiscal 2009, we must comply with the covenants in our existing credit agreement. There is no assurance that we will continue to comply with these covenants or that our lenders will amend or grant covenant waivers in the event of future covenant defaults.
     The restaurant industry is very competitive. We typically compete favorably with several larger, national restaurant chains in most of our locations. Nonetheless the amount of competition is one of the most significant factors affecting the success of a restaurant location.

While we seek out less competitive sites, highly successful locations quickly attract competition, which may affect sales. Since late 2004 and continuing through the second quarter of 2008, same-store sales have been negative. Increased competition is a major factor affecting same-store sales. Other factors such as the mid-western economy, gas prices, utility costs and the decline in housing values may also have affected consumer spending at casual dining restaurants. The continuation of same-store sales declines is a major factor in the losses reported over the last three years. We believe that our programs to remodel restaurants to our new prototype look and to improve the consistency of operations can generate positive same-store sales.
     Periodically, we experience fluctuations in cost of goods sold, as a percentage of revenues, due to rising commodity prices. Our approach to rising commodity prices has always been to cautiously raise prices periodically at a rate consistent with inflation and not over react to shorter-term price spikes. As a result of this policy, we have generally maintained a gradually declining cost of sales percentage. This approach along with improved purchasing and more favorable commodity prices has allowed us to reduce our cost of sales percentage to the low end of its historical range at 25.1% for 2007. However, rising beef, dairy and produce prices increased costs of goods sold to 25.7% for the first twenty-eight weeks of 2008.
     We have experienced sharply rising health insurance costs over the past several years. In 2004, we implemented a new health insurance program and increased our employee contribution rates in an effort to reduce our health insurance costs. By continuing to increase employee contribution levels and as a result of favorable claims experience from the new insurance program, we reduced health insurance costs 18.5% in 2007 and 19.3% through the first twenty-eight weeks of 2008. We believe that the rising cost of healthcare will continue to be a challenge.
     We have debt borrowings of approximately $32.3 million at May 11, 2008. Three fourths of the related notes carry variable interest rates. As a result, our Company is exposed to a risk associated with rising interest rates. An increase in interest rates could subject us to even higher interest expense. The remaining debt is a $7.8 million senior subordinated note issued on May 5, 2006 and a $2.0 million 8.5% convertible note issued October 29, 2007. The senior subordinated note carries a fixed interest rate of 14.5% (17.5% from October 1, 2007 through March 31, 2008). The principal balance of the note is due May 5, 2012 or 60 days after completion of the proposed merger with G&R Acquisition, Inc.
     As a result of the amendment to our bank agreement dated October 26, 2007, we cannot commit to develop new restaurants until our Company is re-capitalized or sold. Therefore, the only significant uses of our cash in 2008 will be debt service and replacement capital expenditures. We currently expect annual principal payments of $2.4 million and replacement capital expenditures of up to $2.6 million for fiscal 2008. We expect to generate approximately $7.9 million of depreciation expense in 2008. Accordingly, we could report a pre-tax loss in excess of $2.0 million and still generate sufficient cash flow to meet debt payments and fund replacement capital expenditures. We believe that our Company will generate sufficient cash flow to service debt and fund replacement capital expenditures. However, growth plans are curtailed until the completion of the proposed merger with G&R Acquisition, Inc.

     On April 28, 2008, we entered into a merger agreement to be acquired by G&R Acquisition, Inc. on or before September 30, 2008. Upon shareholder approval of the merger, at a special meeting of shareholders expected to be held in July 2008, each shareholder will receive $4.00 in cash for all shares owned. In addition to shareholder approval, the completion of the merger is subject to certain other closing conditions, which we believe will be satisfied. Within 60 days of the effective date of the merger, which is expected to occur in July, 2008, the Buyer has agreed to complete the refinancing of approximately $31.0 million of our long-term debt. Our lenders have granted a waiver of certain defaults that would otherwise occur as a result of the merger in return for the agreement to refinance our debt. There is no assurance that proposed merger will be completed. Failure to complete the merger, the refinancing, or comply with the other terms of the related waivers could result in an event of default under our loan agreements. In that case, our lenders could elect to declare all amounts due and payable. There is no assurance that we would be able to negotiate additional waivers under our loan agreements.
YEAR-TO-YEAR COMPARISONS AND ANALYSIS
RESULTS OF OPERATIONS
The following table sets forth our operating results as a percentage of revenues:

	Twelve	Twelve	Twenty-eight	Twenty-eight
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	May 11, 2008	May 13, 2007	May 11, 2008	May 13, 2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	(25.7)	(25.1)	(25.7)	(25.0)
Payroll & Benefits	(32.4)	(32.7)	(32.5)	(32.0)
Other Operating Expenses	(35.9)	(33.7)	(34.5)	(32.9)
Pre-Opening Expenses	—	—	(0.2)	—
Impairment of Assets	0.4	—	(0.6)	—
Administrative Expenses	(6.9)	(7.8)	(7.0)	(7.9)
Interest Expense	(2.5)	(1.9)	(2.2)	(1.9)
Minority Interest	(0.1)	—	(0.1)	—
Income Tax Expense Credit	(0.2)	1.0	0.3	0.4

Net Income (Loss)	(4.1)%	(0.2)%	(2.5)%	0.7%

REVENUES
     Revenues for the second quarter of 2008 decreased $1,108,000 or 2.7% from the second quarter of 2007. The decline was a result of i) the closing of one restaurant at the end of its lease during the second quarter of 2008 ($167,000) and ii) a $2,649,000 or 6.7% decline in sales at restaurants open at least eighteen months, of which $569,000 was the result of a severe blizzard in March, 2008. Exclusive of the weather related sales decline, same-store sales declined approximately 5.2%. These declines were offset by additional sales for two restaurants that opened late in 2007 and an additional restaurant that opened in the first quarter of 2008 ($1,763,000 in total). Franchise fees and royalties increased 10% from $497,000 for the second quarter of 2007 to $546,000 for the second quarter of 2008.

     Year-to-date revenues decreased $1,430,000 or 1.5% from 2007 to 2008. The decrease was a result of i) closing one restaurant in the first quarter of 2007 and one in the second quarter of 2008 ($514,000 in total) and ii) a $5.0 million or 5.4% decline in same-store from 2007 to 2008, of which $1.1 million was due to severe winter storms in first half of 2008. These declines were off- set by additional sales at the new restaurants opened in late 2007 and early 2008 ($4,381,000 in total). Year-to-date franchise fees and royalties increased 4% to $1,268,000 for 2008.
     Despite an approximately 2.0% ($1.9 million year-to-date) menu price increase from 2007 to 2008, our per person guest check average declined just less than 1%. The decrease in check average may be due to an increased amount of discounting in 2008 which can negatively affect the average guest check calculation. Essentially the decline in same-store sales from 2007 to 2008 was due to an approximately equal decline in customer counts for both the quarter and year-to-date periods.
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
     We opened one restaurant in 2008. No additional company-owned restaurants are planned for fiscal 2008, as we are operating under an agreement with our bank which restricts us from committing to the development of additional restaurants until we re-capitalize or sell our company. Under the agreement, we are permitted to remodel three restaurants to our new prototype look during 2008. We remodeled one restaurant at the end of the second quarter of 2008. We expect to remodel one to two more during the remainder of 2008.
     During this period, our growth will shift to the opening of franchised restaurants. We anticipate an increase in franchise fees and royalties in 2008 due to the expected opening of six franchise restaurants in 2008, three of which had opened by the end of the second quarter. At May 11, 2008, 27 franchised restaurants were in operation as compared to 23 at May 13, 2007. Four franchised restaurants opened during 2007 and one closed. At May 11, 2008, two franchised restaurants were under construction and one was in the planning and permitting stage. At May 11, 2008, eight multi-unit franchise agreements were signed, requiring the development of an additional 39 restaurants over the next ten years, plus a single restaurant franchise agreement for a total of 40 additional franchised restaurants.
COSTS AND EXPENSES
     Cost of goods sold as a percentage of revenues, increased from 25.1% for the second quarter of 2007 to 25.7% for the second quarter of 2008 due to a 55 basis point ($220,000) increase in dairy costs and a 17 basis point ($68,000) increase in meat costs. Year-to-date cost of goods sold, as a percentage of revenues, increased from 25.0% for 2007 to 25.7% for 2008. The increase was primarily due to a approximately 60 basis point ($560,000) increase in both meat and dairy costs.

The increase in both meat and dairy costs is a result of higher grain prices, which has increased feed prices for both beef and dairy cattle. The increased costs more than offset a 2% menu price increase over last year.
     Payroll and benefits, as a percentage of revenues decreased from 32.7% for the second quarter of 2007 to 32.4% for the second quarter of 2008. The decrease was a result of savings in all payroll areas except restaurant management expense. The savings were partially offset by a 75 basis point ($295,000) increase in restaurant management expense, as we seek to hire more experienced managers. Benefits expense was essentially even with the second quarter of 2007. Year-to-date payroll and benefits, as a percentage of revenue increased from 32.0% for 2007 to 32.5% for 2008. The increase was essentially a result of the higher office expenses discussed above. The offsetting savings in other payroll areas did not begin to occur until the second quarter of 2008 when we introduced a labor management software package into our restaurants.
     Other operating expenses, as a percentage of revenues, increased from 33.7% for the second quarter of 2007 to 35.9% for the second quarter of 2008. The increase was primarily a result of higher utilities and repair and maintenance expenses, each of which was up approximately 35 basis points or $140,000 and a 130 basis point ($520,000) increase in occupancy expense due to higher real estate taxes and the effect of declining sales on fixed expenses. Year-to-date other operating expenses, as a percentage of revenues, increased from 32.9% for 2007 to 34.5% for essentially the same reasons as the quarterly increase.
     Pre-opening expenses, as a percentage of revenues, remained at 0% for both the second quarter of 2008 and 2007. Year-to-date pre-opening expenses, as a percentage of revenues, increased from 0% for 2007 to 0.2% for 2008 due to the opening of one restaurant in early 2008 compared to no openings in 2007.
ASSET IMPAIRMENT
     Annually or more frequently if events or circumstances change, a determination is made by management to ascertain whether property and equipment have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated undiscounted next cash flows are less than the carrying amount of such assets the Company will recognize an impairment loss in amount necessary to write down the assets to fair value. In performing its review, the Company considers the age of the restaurant and any significant economic events, recognizing that certain restaurants may take 24 to 36 months to become profitable or return to profitability.
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
     Accordingly, during the first quarter of 2008, we recorded a $424,000 asset impairment charge for the write-down of goodwill and restaurant assets at two under-performing locations. In the second quarter we recorded an additional $168,000 asset impairment charge for the write-down of restaurant assets at one under-performing location.
ADMINISTRATIVE EXPENSES
     Administrative expenses, as a percentage of revenues, declined from 7.8% for the second quarter of 2007 to 6.9% for the second quarter of 2008. Year-to-date administrative expenses, as a percentage of revenues declined from 7.9% for 2007 to 7.0% for 2008. In dollar terms, administrative expenses decreased $473,000 or 15% for the quarterly periods and year-to-date declined $1,057,000 or 14% from 2007 to 2008. The declines were related to the restructuring of our operations department and other overhead reductions implemented late in fiscal 2007. Administrative expenses include stock based compensation totaling approximately $50,000 and $67,000 for the second quarter of 2008 and 2007 respectively, and $96,000 and $132,000 for the year-to-date periods of 2008 and 2007, respectively.
INTEREST EXPENSE
     Interest expense increased 28.5% from $772,000 for the second quarter of 2007 to $992,000 for the second quarter of 2008. Year-to-date interest expense increased 16% from $1,841,000 for 2007 to $2,128,000 for 2008.
     The interest rate under our revolving credit agreement is based upon the ratio of bank indebtedness plus rent expense multiplied by 8 to earnings before interest, taxes, depreciation, amortization and rent expense. Based upon results for fiscal 2006 and 2007, the interest rate under our credit agreement was LIBOR plus 3.5% or prime plus 3/4 percent for both 2007 and 2008. As a result of decreases in prime and LIBOR, the rate under our revolving credit agreement was 5.75% at May 11, 2008 as compared to 9.0% at May 13, 2007.
     The increase in interest expense from the second quarter of 2007 to the second quarter of 2008 was a result of additional interest associated with a financing lease obligation entered into during the first quarter of 2008 ($29,000), a 3 percentage point increase in the interest rate, through March 31, 2008, on our $7.8 million senior subordinated note ($26,000), a $219,000 amendment fee on our senior subordinated note which was added to the outstanding balance of the note on March 31, 2008, and interest on a $2.0 million, 8.5% convertible promissory note issued to a director of our company on October 29, 2007 ($41,000). These factors increasing interest expense were partially offset by the decline in the interest rate under our revolving credit agreement.
     The increase in interest expense year-to-date from 2007 to 2008 was a result of additional interest associated with the financing lease obligation entered into during the first quarter of 2008 ($60,000), a 3% percentage point increase in the interest rate, through March 31, 2008, on our $7.8 million senior subordinated note ($94,000), the $219,000 amendment fee referred to above and interest on the $2.0 million, 8.5% convertible note ($93,000). These factors increasing interest expense for the year-to-date period were partially offset by the decline in the interest rate under our revolving credit agreement.
     Total interest bearing debt (excluding lease obligations) increased from $28.7 million at May 13, 2007, to $32.2 million at May 11, 2008. The increase was due to an additional $3.2 million utilization of our revolving credit line, the issuance of the $2.0 million, 8.5% convertible promissory note and an additional $640,000 of amendment fees and interest added to the principal balance of our senior subordinated note less $2.4 million of scheduled principal payments on our term loan. Funds from our revolving credit line and the convertible promissory note were generally used to fund construction and working capital needs.
     On October 26, 2007, we entered into agreements with the lender for our revolving credit agreement and the holder of our $7.8 million senior subordinated note. Under the agreements, we are required to re-capitalize or sell our company by June 30, 2008 (amended to September 30, 2008) or establish a new banking relationship by March 31, 2009. Under the agreements, the holder or our senior subordinated note agreed to accept a quarterly cash interest payment on December 31, 2007 and March 31, 2008 based upon a 6% annual interest rate and allow us to add the remaining interest to the note balance. In return, the interest rate from October 1, 2007 through March 31, 2008 was increased by three percentage points to 17.5%.
     On October 29, 2007, the first day of fiscal 2008, the Company issued a $2.0 million, 8.5% convertible promissory note to a director of the Company. The proceeds of the note were used to increase working capital. The note provided that one million dollars was due ten days after the Company receives a construction allowance from the landlord of one of the restaurants that opened during the fourth quarter of fiscal 2007. The second million dollars was due on the earlier of April 16, 2009, or upon the recapitalization or sale of the Company and is convertible into shares of common stock at the lesser of $5.00 per share of the equity price per share realized in an equity financing transaction. In connection with the agreement to merge with G&R Acquisition, the Company entered into a waiver and consent agreement with the director. Under this waiver and consent agreement, the director consented to the execution and delivery of the merger agreement by the company and the performance of the Company’s obligations thereunder. The director also agreed that the execution, delivery and performance of the merger agreement does not constitute an event of default under the convertible promissory note, all such defaults being waived. In addition, if the director elects to exercise his conversion rights at the closing of the merger, the conversion price shall be $4.00; provided, however, that in the event the closing of the merger does not occur and in all other situations, the rights of the director, including the conversion price and the receipt of principal and interest will be as stated in the convertible promissory note.
     We capitalized $7,000 of construction period interest during the first 28 weeks of 2008 versus $15,000 during the first 28 weeks of 2007.
INCOME TAXES AND DEFERRED TAX ASSET
     For the first 28 weeks of 2008, we reported a tax credit of $293,000, which reflects the tax benefit of the reported loss before income taxes and $827,000 of FICA tax on tips credit earned during the period, both of which were offset by a $1.1 million increase to the deferred tax asset valuation allowance. For the first 28 weeks of 2007, we reported a tax credit of $400,000 which reflects the tax benefit of $500,000 of FICA tax on tips credit earned during the period. We have determined that it is more likely than not that we will not realize the entire value of our deferred tax asset. We have recorded a valuation allowance totaling $2.4 million at May 11, 2008 related to a portion of the FICA tax on tips credit that may expire before being utilized. Due to changes in facts and circumstances and the significant management judgments and estimates involved in determining the proper valuation allowance, differences between actual future events and prior judgments and estimates could result in adjustments. Decreases in the expected future taxable income of our company may trigger adjustments in future periods. In the event we were to determine it is more likely than not that we will not fully recognize the remaining net deferred tax assets, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital ratio decreased from 0.4 to 1 at October 28, 2007 to 0.2 to 1 at May 11, 2008 because we classified our long-term debt as current due to the terms of the G&R merger agreement and related agreements with our lenders. Historically, we have been able to operate with a working capital deficiency because i) restaurant operations are primarily conducted on a cash basis, ii) high turnover (about once every 10 days) permits a limited investment in inventory, and iii) trade payables for food purchases usually become due after receipt of cash from the related sales. At May 11, 2008, we had recorded accounts receivable of $1.3 million from landlords for the reimbursement of construction costs of restaurants which opened late in fiscal 2007.
     During the first quarter of 2008, we expended approximately $1,879,000 for property additions and $36,949,000 to reduce long-term obligations and increased cash on hand by $137,000. Funds for such expenditures were provided primarily by $37,062,000 from proceeds of long-term obligations and $2,023,130 from operations. We routinely draw down and repay balances under our revolving credit agreement, the gross amounts of which are included in the above numbers.
     We expect to remodel one to two restaurants during the remainder of 2008 at an estimated cost of $200,000 each (net of landlord contributions of $200,000 per location), plus make additional capital expenditures of approximately $2.0 million on our existing restaurants. Funding for these capital expenditures is expected to be provided by cash flow from operations, landlord remodeling allowances and our revolving credit line. All of our Company’s assets collateralize borrowings under our revolving credit agreement. At May 11, 2008, we had approximately $500,000 available under our $15.0 million revolving credit agreement.
     At October 28, 2007, accounts payable were approximately $4.0 million higher than historic levels. Approximately $2.3 million of this amount related to new restaurant construction. During the first 28 weeks of 2008, we reduced accounts payable by approximately $3.3 million through cash flow from operations. Additionally, on October 29, 2007, we received $2.0 million for the issuance of an 8.5% convertible promissory note to a director of our Company. One million dollars is due ten days after we receive a construction allowance from the landlord of one of the restaurants that opened during the fourth quarter of 2007. We expected to receive that payment in the first quarter of 2008, but we did not. We have notified the landlord that they are in default of this obligation under the lease and in accordance with the terms of the lease we are accruing 12% interest on the unpaid balance, withholding rent and applying withhold rental payments to interest and the unpaid principal balance due us.
     Prior to the October 29, 2007 issuance of the 8.5% convertible note referred to above, we entered into agreements with the lender for our revolving credit agreement and the holder of our $7.0 million senior subordinated note to amend the related loan agreements and to allow the issuance of the $2.0 million convertible note. Under the agreements as amended, we must seek to re-capitalize or sell our company by September 30, 2008. As discussed below on April 28, 2008, we signed an agreement to merge with G&R Acquisition, Inc. If the merger does not occur by September 30, 2008, we will seek to establish a new banking relationship by March 31, 2009. Under the amended loan agreements, we also are restricted from committing to the development of additional restaurants and replacement capital expenditures are limited to $2.6 million annually through March 31, 2009. Under the agreements, all financial covenants are eliminated through the end of fiscal 2008, except for a requirement that we achieve a minimum adjusted EBITDA of $1.5 million per quarter through the fourth quarter of 2008. Thereafter, we must comply with the covenants in our existing credit agreement.
     On October 29, 2007, the first day of fiscal 2008, the Company issued a $2.0 million, 8.5% convertible promissory note to a director of the Company. The proceeds of the note were used to increase working capital. The note provided that one million dollars was due ten days after the Company receives a construction allowance from the landlord of one of the restaurants that opened during the fourth quarter of fiscal 2007. The second million dollars was due on the earlier of April 16, 2009, or upon the recapitalization or sale of the Company and is convertible into shares of common stock at the lesser of $5.00 per share of the equity price per share realized in an equity financing transaction. In connection with the agreement to merge with G&R Acquisition, the Company entered into a waiver and consent agreement with the director. Under this waiver and consent agreement, the director consented to the execution and delivery of the merger agreement by the company and the performance of the Company’s obligations thereunder. The director also agreed that the execution, delivery and performance of the merger agreement does not constitute an event of default under the convertible promissory note, all such defaults being waived. In addition, if the director elects to exercise his conversion rights at the closing of the merger, the conversion price shall be $4.00; provided, however, that in the event the closing of the merger does not occur and in all other situations, the rights of the director, including the conversion price and the receipt of principal and interest will be as stated in the convertible promissory note.
     At May 11, 2008, we were in compliance with the minimum quarterly adjusted EBITDA covenant of $1.5 million for the second quarter of 2008 required by the agreements entered into with our lenders. In conjunction with the proposed merger discussed below, the buyer has agreed to complete the refinancing of approximately $31.0 million of the Company’s long-term obligations within 60 days of the effective date of the merger, which is expected to occur in July, 2008. The proposed merger would result in certain defaults under each of the Company’s three loan agreements. All three lenders have granted a waiver of such defaults, pending the refinancing of the Company’s debt. If the refinancing has not occurred by March 31, 2009, the Company’s lenders could declare the outstanding balances due and payable. As a result, the Company has classified its debt as current. Any failure to comply with the debt refinancing covenant or the related waivers associated with the merger could result in an event of default under the borrowing agreements, in which case the lenders could elect to declare all amounts outstanding thereunder to be due and payable, which could have a material adverse effect on the Company’s financial condition.
     On April 28, 2008, we entered into a merger agreement to be acquired by G&R Acquisition, Inc. on or before September 30, 2008. Upon shareholder approval of the merger, at a special meeting of shareholders expected to by held in July 2008, each shareholder will receive $4.00 in cash for all shares owned. In addition to shareholder approval, the completion of the merger is subject to certain other closing conditions, which we believe will be satisfied. Within 60 days of the effective date of the merger, which is expected to occur in July, 2008, the buyer has agreed to complete the refinancing of approximately $31.0 million of our long-term debt. Our lenders have granted a waiver of certain defaults that would otherwise occur as a result of the merger in return for the agreement to refinance our debt. There is no assurance that proposed merger will be completed. Failure to complete the merger, the refinancing, or comply with the other terms of the related waivers could result in an event of default under our loan agreements. In that case, our lenders could elect to declare all amounts due and payable. There is no assurance that we would be able to negotiate additional waivers under our loan agreements or obtain other financing needed to continue operations of the Company.
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
Income Taxes and Deferred Tax Asset
     For the twenty-eight weeks of 2008, we reported a tax credit of $293,000, which reflects the tax benefit of the reported loss before income taxes and $827,000 of FICA tax on tips credit earned during the period, both of which were offset by a $1.1 million increase to the deferred tax asset valuation allowance. For the twenty-eight weeks of 2007, we reported a tax credit of $400,000 which reflects the tax benefit of $500,00 of FICA tax on tips credit earned during this period. We have determined that it is more likely than not that we will not realize the entire value of our deferred tax asset. We have recorded a valuation allowance totaling $2.4 million at May 11, 2008 related to a portion of the FICA tax on tips credit that may expire before being utilized. Due to changes in facts and circumstances and the significant management judgments and estimates involved in determining the proper valuation allowance, differences between actual future events and prior judgments and estimates could result in adjustments. Decreases in the expected future taxable income of our company may trigger adjustments in future periods. In the event we were to determine it is more likely than not that we will not fully recognize the remaining net deferred tax assets, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.
Classification of Debt as Long-Term
     The classification of amounts due under our loan agreements requires significant management judgment regarding the ability to meet future payment obligations under such agreements and maintain compliance with related covenants. At May 11, 2008, we were in compliance with the minimum quarterly adjusted EBITDA covenant of $1.5 million for the second quarter of 2008 required by the agreements entered into with our lenders. In conjunction with the proposed merger with G&R Acquisition, Inc, the buyer has agreed to complete the refinancing of approximately $31.0 million of the Company’s long-term obligations within 60 days of the effective date of the merger, which is expected to occur in July, 2008. Proposed merger would result in certain defaults under each of the Company’s three loan agreements. All three lenders have granted a waiver of such defaults, pending the refinancing of the Company’s debt. If the refinancing has not occurred by March 31, 2009, the Company’s lenders could declare the outstanding balances due and payable. As a result, the Company has classified its debt as current.
INFLATION
     We believe the effects of inflation have not had a significantly material impact on our results of operations through the first twenty-eight weeks of 2008. However the continued rise of gas and energy costs and the related increases to commodity prices and other services could have a material inflationary effect on future periods.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “plan,” “anticipate,” “believe,” “expect,” “estimate,” and “project” and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Forward-looking statements in this MD&A include statements regarding additional franchise royalties from new franchised locations (paragraph 1 and 16), expectations regarding annual sales at new Company-owned locations (paragraph 2), the belief that remodeling our restaurants and improving consistency of operation will generate positive same-store sales (paragraph 4 and 14), the belief that rising costs of healthcare will continue to be a challenge (paragraph 6), the expectation that annual debt service will be $2.4 million and replacement capital expenditures will be up to $2.6 million (paragraph 8), the belief that we will generate sufficient cash flow to service debt and fund replacement capital expenditure (paragraph 8), the expectation that a special meeting of shareholders will be held in July, 2008 (paragraph 9 and 41), the belief that closing conditions for the merger with G&R will be satisfied (paragraph 9 and 41), the belief that same-store sales have been negatively impacted by external and internal factors (paragraph 14), the expectation of increased franchise fees and royalties and the opening of franchised restaurants (paragraph 16), the planned remodeling of one to two restaurants during the remainder of 2008 (paragraph 36), the source of funds for restaurant remodels (paragraph 36), the anticipated receipt of a landlord construction allowance (paragraph 37), and the belief that inflation had no material impact on our results of operations (paragraph 48).
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
Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our Company’s primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit agreement, which permits borrowings up to $23.0 million. At May 11, 2008, there was approximately $22.5 million outstanding under the agreement. A one-percentage point increase in interest rates would increase annual interest expense by approximately $225,000 annually.
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
Disclosure Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures as of May 11, 2008, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, which included the matters discussed above, the company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting during our second quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 6 — EXHIBITS

Exhibit 2.1	Agreement and Plan of Merger, dated April 28, 2008, among Max & Erma’s Restaurants, Inc., G&R Acquisition, Inc. and G&R Acquisition Subsidiary, Inc. (the schedules and exhibits to this agreement have been omitted pursuant to item 601 (b) (2) of Regulation S-K*) (Reference is made to Exhibit 2.1 of Report on Form 8-K filed April 28, 2008).

Exhibit 10.1	Waiver and Consent, dated April 28, 2008, among Max & Erma’s Restaurants, Inc. and National City Bank (Reference is made to Exhibit 10.1 of Report on Form 8-K filed April 28, 2008).

Exhibit 10.2	Second Amendment to Note Purchase Agreement and Consent, dated April 28, 2008, among Max & Erma’s Restaurants, Inc. and Friedberg Milstein Private Capital Fund I (Reference is made to Exhibit 10.2 of Report on Form 8-K filed April 28, 2008).

Exhibit 10.3	Waiver and Consent, dated April 28, 2008, between Max & Erma’s Restaurants, Inc. and Donald H. Malenick (Reference is made to Exhibit 10.3 of Report on Form 8-K filed April 28, 2008).

Exhibit 31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32.1+	Section 1350 Certification of Principal Executive Officer

Exhibit 32.2+	Section 1350 Certification of Principal Financial Officer

*	Filed with this report.

+	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAX & ERMA’S RESTAURANTS, INC.
Registrant

/s/ Robert A. Lindeman

Robert A. Lindeman
President and CEO
(Principal Executive Officer)

/s/ William C. Niegsch, Jr.

William C. Niegsch, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

June 20, 2008
Date

EXHIBIT INDEX

Exhibit No.	Exhibit	Page No.

Exhibit 2.1	Agreement and Plan of Merger, dated April 28, 2008, among Max & Erma’s Restaurants, Inc., G&R Acquisition, Inc. and G&R Acquisition Subsidiary, Inc. (the schedules and exhibits to this agreement have been omitted pursuant to item 601 (b) (2) of Regulation S-K*) (Reference is made to Exhibit 2.1 of Report on Form 8-K filed April 28, 2008).

Exhibit 10.1	Waiver and Consent, dated April 28, 2008, among Max & Erma’s Restaurants, Inc. and National City Bank (Reference is made to Exhibit 10.1 of Report on Form 8-K filed April 28, 2008).

Exhibit 10.2	Second Amendment to Note Purchase Agreement and Consent, dated April 28, 2008, among Max & Erma’s Restaurants, Inc. and Friedberg Milstein Private Capital Fund I (Reference is made to Exhibit 10.2 of Report on Form 8-K filed April 28, 2008).

Exhibit 10.3	Waiver and Consent, dated April 28, 2008, between Max & Erma’s Restaurants, Inc. and Donald H. Malenick (Reference is made to Exhibit 10.3 of Report on Form 8-K filed April 28, 2008).

Exhibit 31.1*	Rule 13a-14(a) Certification of Principal Executive Officer	Page 26

Exhibit 31.2*	Rule 13a-14(a) Certification of Principal Financial Officer	Page 28

Exhibit 32.1+	Section 1350 Certification of Principal Executive Officer	Page 30

Exhibit 32.2+	Section 1350 Certification of Principal Financial Officer	Page 31

*	Filed with this report.

+	Furnished with this report.